Form 10-Q
period 2018-03-31
Regnum Corp.
filed 2018-05-09
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

Commission File Number: 333-222083

REGNUM CORP.
(Exact name of registrant as specified in its charter)

NEVADA	82-0832447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1541 Ocean Avenue Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

(310) 881-6954
Registrant's telephone number, including area code

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of March 31, 2018, the number of shares outstanding of the registrant’s class of common stock was 20,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP.

FINANCIAL STATEMENTS

Period Ended March 31, 2018

3

REGNUM CORP

REGNUM CORP

Balance Sheet

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$16,392	$14,550

Total Current Assets	16,392	14,550

OTHER ASSETS

Intangible assets	$150	$200

Total Other Assets	150	200

TOTAL ASSETS	$16,542	$14,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Taxes Payable	$1,397	$863
Account Payable - related party	1,325	1,325

Total Current Liabilities	2,722	2,188

TOTAL LIABILITIES	2,722	2,188

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 80,000,000
shares authorized, 20,000,000 and -0-
shares issued and outstanding, respectively	20,000	20,000
Additional paid-in capital	(8,000)	(8,000)
Retained earnings	1,820	562

Total Stockholders' Equity	13,820	12,562

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$16,542	$14,750

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	$5,500	$-

OPERATING EXPENSES

Amortization of intangible assets	50	-
Professional fees	1,900	-
General and administrative	1,758	900

Total Operating Expenses	3,708	900

INCOME (LOSS) FROM
OPERATIONS	1,792	(900)

OTHER EXPENSES	-	-

INCOME (LOSS) BEFORE TAXES	1,792	(900)

INCOME TAX EXPENSE	534	-

NET INCOME (LOSS)	$1,258	$(900)

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	20,000,000	3,333,333

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$1,258	$(900)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Expenses paid on the Company's behalf
by a related-party	-	500
Amortization of intangible assets	50	-
Changes in operating assets and liabilities:
Change in accrued taxes payable	534	-
Change in accounts payable	-	-

Net Cash Provided By Operating Activities	1,842	(400)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(500)

Net Cash Used in Investing Activities	-	(500)

FINANCING ACTIVITIES
Common stock issued for cash	-	2,000

Net Cash Provided by Financing Activities	-	2,000

NET INCREASE IN CASH	1,842	1,100

CASH AT BEGINNING OF PERIOD	14,550	-

CASH AT END OF PERIOD	$16,392	$1,100

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

March 31, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 financial statements, which are included as part of our Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

Nature of Business

Regnum, Inc. (“The Company”) was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. The Company’s business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 20,000,000 shares of common stock outstanding as of March 31, 2018. The Company had no potential dilutive shares of common stock as of March 31, 2018.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the pronouncement under the modified retrospective method of transition in the first quarter of 2018. The adoption of the new standard did not have a material effect on the overall timing or amount of revenue recognized.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

March 31, 2018

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a limited operating history and has not yet established strong liquidity or a reliable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern over an extended period of time. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. STOCKHOLDERS’ EQUITY

As of March 31, 2018, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 20,000,000 shares are issued and outstanding.

On May 30, 2017 the Company issued 16,666,667 shares of common stock for cash at $0.0006 per share.

On March 29, 2017 the Company issued 3,333,333 shares of common stock for cash at $0.0006 per share.

4. RELATED PARTY TRANSACTIONS

As of March 31, 2018, the Company is indebted to Company officers and entities controlled by officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. At March 31, 2018, these transactions totaled $1,325. The advances are no-interest-bearing, and are due on demand.

5. INCOME TAXES

Income tax expense consists of the following:

	March 31,
	2018	2017
Federal	$334	$-
State	200	-
	$534	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following

	March 31,
	2018	2017
Federal tax at statutory rate	$376	$-
State taxes, net of federal benefit	(42)
Net operating loss carryforward	-	-
	$334	$-

6. CONCENTRATION

For the three months ended March 31, 2018, revenues consisted of sales to two customers.

7. SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Regnum Corp.'s financial condition, results of operations and business. These statements include, among others:

•

statements concerning the potential benefits that Regnum Corp. (“Regnum”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•

statements of Regnum’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Regnum’s actual results to be materially different from any future results expressed or implied by Regnum in those statements. The most important facts that could prevent Regnum from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of Regnum’s stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of Regnum to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	decline in demand for Regnum’s products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against Regnum, including but not limited to challenges to Regnum’s intellectual property rights;

(h)	insufficient revenues to cover operating costs;

There is no assurance that Regnum will be profitable, Regnum may not be able to successfully develop, manage or market its products and services, Regnum may not be able to attract or retain qualified executives and personnel, Regnum may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Regnum’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Regnum cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Regnum or persons acting on its behalf may issue. Regnum does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Current Overview

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,070,000) or more;

2.	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Regnum Corp. was organized on March 31, 2016 under the laws of the State of Nevada. We were formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. Our business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit. Regnum believes such an approach gives the Company an advantage over bigger studios that are competing for fresh scripts from writers who are in demand.

Since its inception, Regnum has acquired a bundle of 10 scripts and manuscripts from an independent production company at a deep discount for a total amount of $500, which were recycled and subsequently optioned off/sold for a total of $23,600. We will continue to follow our business plan to service the increasing demand for premium entertainment content by acquiring unproduced and unpublished quality intellectual properties at a discount for subsequent recycling and reselling back to the entertainment community for a profit, and hope to realize revenue in the future, however, we can provide no guarantees that we will be successful.

Currently, Regnum has secured all the resources and skills needed to acquire, recycle and market our products by utilizing our sole officer and director’s skills and experience in the fields of advertising and marketing, as well as entertainment. It is anticipated that, as the Company grows and develops over the next twelve months, its management team will be expanded from its current one member to consist of additional members who have expertise in the film and television entertainment industry, as well as entrepreneurial experience. The main goal of the Company is to become a self-sustained and profitable operational entity with the aim of future business growth. To generate revenues, Regnum will strategize to implement a viable business model, select a target market, develop marketing and future growth strategies and address competition. It is essential for our success to take up an appropriate niche in the entertainment market and fill the unsatisfied demand.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months ended March 31, 2017.

We had $5,500 in revenues in the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Our revenue change is a result of the increase in sales of recycled intellectual properties. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the three months ended March 31, 2018 were $3,708, which consisted of amortization of intangible assets of $50, professional fees of $1,900 and general and administrative expenses of $1,758. For the three months ended March 31, 2017, our operating expenses were $900 which consisted of general and administrative expenses. Our operating expenses are primarily due to normal business operations. Our net income for the three months ended March 31, 2018 was $1,258. Our net loss for the three months ended March 31, 2017 was $900. The increase in net income is primarily due to the increase in sales of recycled intellectual properties.

Liquidity and Capital Resources

The Company's cash position was $16,392 at March 31, 2018, compared to $14,550 at December 31, 2017. As of March 31, 2018, the Company had current assets of $16,542 and current liabilities of $2,722 compared to $14,750 and $2,188, respectively, as of December 31, 2017. This resulted in a working capital of $13,820 at March 31, 2018 and $12,562 at December 31, 2017.

Net cash used in operating activities amounted to $1,842 and $(400) for the three months ended March 31, 2018 and 2017, respectively. This is primarily due to a net income of $1,842 and $(900), respectively.

Net cash used in investing activities amounted to $0 and (500) for the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities amounted to $0 and $2,000 for the three months ended March 31, 2018 and 2017, respectively.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital through the resale of the acquired intellectual properties. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Tiffani Jones, our President and our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of March 31, 2018, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

☐

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

☐

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Regnum’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Regnum have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our President and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the President and Principal Accounting Officer as to their effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Option and Purchase Agreement dated June 28, 2017 between Regnum Corp. and Thomas Archer (2)

10.2	Literary Purchase Agreement dated July 17, 2017 between Regnum Corp. and Frank Lopez (2)

10.3	Literary Purchase Agreement dated June 25, 2017 between Regnum Corp. and Matt Epstein (2)

10.4	Literary Purchase Agreement dated August 3, 2017 between Regnum Corp. and Revolution Group (2)

10.5	Literary Purchase Agreement dated September 19, 2017 between Regnum Corp. and Michael Jennings (2)

10.6	Literary Purchase Agreement dated December 15, 2017 between Regnum Corp. and Frank Price

10.7	Literary Purchase Agreement dated December 19, 2017 between Regnum Corp. and Julie Prescott

10.8	Literary Purchase Agreement dated December 22, 2017 between Regnum Corp. and Thomas Banner

10.9	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper

10.10	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

99.1	Subscription Agreement of Regnum Corp. (3)

__________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and filed on December 15, 2017.

(2)	Filed as an exhibit to the Company’s amended Registration Statement on Form S-1, and filed on January 23, 2018.

(3)	Filed as an exhibit to the Company’s amended Registration Statement on Form S-1, and filed on February 12, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2018

	By:	/s/ Tiffani Jones
Tiffani Jones, Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tiffani Jones	Dated: May 9, 2018
Tiffani Jones, Chairman of the Board, President,
Chief Financial Officer,
and Principal Accounting Officer

