Form 10-Q
period 2018-06-30
Regnum Corp.
filed 2018-07-31
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________ to ______________

Commission File Number: 333-222083

REGNUM CORP.
(Exact name of registrant as specified in its charter)

NEVADA	82-0832447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1541 Ocean Avenue Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

(310) 881-6954
Registrant’s telephone number, including area code

__________________________________________________________
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

As of June 30, 2018, the number of shares outstanding of the registrant’s class of common stock was 20,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP.

FINANCIAL STATEMENTS

Period Ended June 30, 2018

3

REGNUM CORP

REGNUM CORP
Balance Sheet

	June 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$17,299	$14,550

Total Current Assets	17,299	14,550

OTHER ASSETS

Intangible assets	628	200

Total Other Assets	628	200

TOTAL ASSETS	$17,927	$14,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued taxes payable	$1,997	$863
Account payable - related party	1,325	1,325

Total Current Liabilities	3,322	2,188

TOTAL LIABILITIES	3,322	2,188

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 80,000,000
shares authorized, 20,000,000 and 20,000,000
shares issued and outstanding, respectively	20,000	20,000
Additional paid-in capital	(8,000)	(8,000)
Retained earnings	2,605	562

Total Stockholders' Equity	14,605	12,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,927	$14,750

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$8,000	$2,500	$13,500	$2,500

OPERATING EXPENSES
Amortization of intangible assets	321	-	371	-
Legal and professional fees	4,450	-	6,350	-
General and administrative	1,844	232	3,602	1,132

Total Operating Expenses	6,615	232	10,323	1,132

INCOME FROM OPERATIONS	1,385	2,268	3,177	1,368

OTHER EXPENSES	-	-	-	-

INCOME BEFORE TAXES	1,385	2,268	3,177	1,368

INCOME TAX EXPENSE	600	400	1,134	400

NET INCOME	785	1,868	2,043	968

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,000,000	9,010,989	20,000,000	4,567,219

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES
Net income	$2,043	$968
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid on the Company's behalf by a related-party	-	500
Amortization of intangible assets	371	-
Changes in operating assets and liabilities:
Change in accrued taxes payable	1,135	400
Change in accounts payable	-	-

Net Cash Provided By Operating Activities	3,549	1,868

INVESTING ACTIVITIES
Purchase of intangible assets	(800)	(500)

Net Cash Used in Investing Activities	(800)	(500)

FINANCING ACTIVITIES
Common stock issued for cash	-	12,000

Net Cash Provided by Financing Activities	-	12,000

NET INCREASE IN CASH	2,749	13,368

CASH AT BEGINNING OF PERIOD	14,550	-

CASH AT END OF PERIOD	$17,299	$13,368

The accompanying notes are an integral part of these financial statements

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

June 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 financial statements. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

Nature of Business

Regnum, Inc. (“The Company”) was organized on March 31, 2016, under the laws of the State of Nevada. The Company has commenced principal operations as of the balance sheet date.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 20,000,000 shares of common stock outstanding as of June 30, 2018. The Company had no potential dilutive shares of common stock as of June 30, 2018.

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

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a limited operating history and has not yet established strong liquidity or a reliable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern over an extended period of time. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

June 30, 2018

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

3. STOCKHOLDERS’ EQUITY

As of June 30, 2018, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 20,000,000 shares are issued and outstanding.

On May 30, 2017 the Company issued 16,666,667 shares of common stock for cash at $0.0006 per share.

On March 29, 2017 the Company issued 3,333,333 shares of common stock for cash at $0.0006 per share.

4. RELATED PARTY TRANSACTIONS

As of June 30, 2018, the Company is indebted to Company officers and entities controlled by officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. At June 30, 2018, these transactions totaled $1,325. The advances are no-interest-bearing, and are due on demand.

5. INCOME TAXES

Income tax expense consists of the following:

	June 30,
	2018	2017
Federal	$684	$-
State	450	400
Total	$1,134	$400

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	June 30,
	2018	2017
Federal tax at statutory rate	$776	$-
State taxes, net of federal benefit	(92)	-
Net operating loss carryforward	$684	$-

6. CONCENTRATION

For the six months ended June 30, 2018, revenues consisted of sales to five customers.

7. SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Regnum Corp.’s financial condition, results of operations and business. These statements include, among others:

o

statements concerning the potential benefits that Regnum Corp. (“Regnum”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

o

statements of Regnum’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Regnum’s actual results to be materially different from any future results expressed or implied by Regnum in those statements. The most important facts that could prevent Regnum from achieving its stated goals include, but are not limited to, the following:

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Regnum cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Regnum or persons acting on its behalf may issue. Regnum does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

Since its inception, Regnum has acquired two bundles of 18 scripts and manuscripts from an independent production company at a deep discount for a total amount of $1,300 total, 13 of which were recycled and subsequently optioned off/sold for a total of $31,600. We will continue to follow our business plan to service the increasing demand for premium entertainment content by acquiring unproduced and unpublished quality intellectual properties at a discount for subsequent recycling and reselling back to the entertainment community for a profit, and hope to realize revenue in the future, however, we can provide no guarantees that we will be successful.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months ended June 30, 2017.

We had $13,500 in revenues for the six months ended June 30, 2018 and $2,500 for the six months ended June 30, 2017. Our revenue change is a result of the increase in sales of recycled intellectual properties. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the six months ended June 30, 2018 were $10,323, which consisted of amortization of intangible assets of $371, legal and professional fees of $6,350 and general and administrative expenses of $3,602. For the six months ended June 30, 2017, our operating expenses were $1,132 which consisted of general and administrative expenses. Our operating expenses are primarily due to normal business operations. Our net income for the six months ended June 30, 2018 was $2,043. Our net income for the six months ended June 30, 2017 was $968. The increase in net income is primarily due to the increase in sales of recycled intellectual properties.

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months ended June 30, 2017.

We had $8,000 in revenues for the three months ended June 30, 2018 and $2,500 for the three months ended June 30, 2017. Our revenue change is a result of the increase in sales of recycled intellectual properties. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the three months ended June 30, 2018 were $6,615, which consisted of amortization of intangible assets of $321, legal and professional fees of $4,450 and general and administrative expenses of $1,844. For the three months ended June 30, 2017, our operating expenses were $232 which consisted of general and administrative expenses. Our operating expenses are primarily due to normal business operations. Our net income for the three months ended June 30, 2018 was $785. Our net income for the three months ended June 30, 2017 was $1,868. The decrease in net income is primarily due to the increase in profeesional fees.

Liquidity and Capital Resources

The Company’s cash position was $17,299 at June 30, 2018, compared to $14,550 at December 31, 2017. As of June 30, 2018, the Company had current assets of $17,299 and current liabilities of $3,322 compared to $14,750 and $2,188, respectively, as of December 31, 2017. This resulted in a working capital of $13,977 at June 30, 2018 and $12,362 at December 31, 2017.

Net cash used in operating activities amounted to $3,549 and $1,868 for the six months ended June 30, 2018 and 2017, respectively. This is primarily due to a net income of $2,043 and $968, respectively.

Net cash used in investing activities amounted to $(800) and (500) for the six months ended June 30, 2018 and 2017.

Net cash provided by financing activities amounted to $0 and $12,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of June 30, 2018, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Option and Purchase Agreement dated June 28, 2017 between Regnum Corp. and Thomas Archer (2)

10.2	Literary Purchase Agreement dated July 17, 2017 between Regnum Corp. and Frank Lopez (2)

10.3	Literary Purchase Agreement dated June 25, 2017 between Regnum Corp. and Matt Epstein (2)

10.4	Literary Purchase Agreement dated August 3, 2017 between Regnum Corp. and Revolution Group (2)

10.5	Literary Purchase Agreement dated September 19, 2017 between Regnum Corp. and Michael Jennings (2)

10.6	Literary Purchase Agreement dated December 15, 2017 between Regnum Corp. and Frank Price (4)

10.7	Literary Purchase Agreement dated December 19, 2017 between Regnum Corp. and Julie Prescott (4)

10.8	Literary Purchase Agreement dated December 22, 2017 between Regnum Corp. and Thomas Banner (4)

10.9	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper (4)

10.10	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell (4)

10.11	Literary Purchase Agreement dated May 10, 2018 between Regnum Corp. and Aaron Weiner (5)

10.12	Literary Purchase Agreement dated June 5, 2018 between Regnum Corp. and Vanessa Wolfe (6)

10.13	Literary Purchase Agreement dated June 28, 2018 between Regnum Corp. and Jon Shapiro (7)

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

99.1	Subscription Agreement of Regnum Corp. (3)

__________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and filed on December 15, 2017.
(2)	Filed as an exhibit to the Company’s amended Registration Statement on Form S-1, and filed on January 23, 2018.
(3)	Filed as an exhibit to the Company’s amended Registration Statement on Form S-1, and filed on February 12, 2018.
(4)	Filed as an exhibit to the Form 10-Q, filed on May 9, 2018 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 8-K, filed May 15, 2018 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K, filed on June 6, 2018 and incorporated herein by reference.
(7)	Filed as an exhibit to the Form 8-K, filed on June 29, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2018	By:	/s/ Tiffani Jones
Tiffani Jones, Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tiffani Jones	Dated: July 31, 2018
Tiffani Jones, Chairman of the Board, President,
Chief Financial Officer,
and Principal Accounting Officer

