Form 10-Q
period 2018-09-30
Regnum Corp.
filed 2018-10-22
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 333-222083

REGNUM CORP.
(Exact name of registrant as specified in its charter)

NEVADA	82-0832447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1541 Ocean Avenue Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

(310) 881-6954
Registrant's telephone number, including area code

__________________________________________________________________
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

As of September 30, 2018, the number of shares outstanding of the registrant’s class of common stock was 22,950,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP.

FINANCIAL STATEMENTS

Period Ended September 30, 2018

3

REGNUM CORP

REGNUM CORP
Balance Sheet

	September 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$47,162	$14,550

Total Current Assets	47,162	14,550

OTHER ASSETS

Intangible assets	$514	$200

Total Other Assets	514	200

TOTAL ASSETS	$47,676	$14,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued taxes payable	$2,099	$863
Account payable - related party	1,325	1,325

Total Current Liabilities	3,424	2,188

TOTAL LIABILITIES	3,424	2,188

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 and 20,000,000 shares issued and outstanding, respectively	22,950	20,000
Additional paid-in capital	18,550	(8,000)
Retained earnings	2,752	562

Total Stockholders' Equity	44,252	12,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,676	$14,750

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$3,500	$8,000	$17,000	$10,500

OPERATING EXPENSES
Amortization of intangible assets	115	200	486	200
Legal and professional fees	1,000	6,900	7,350	6,900
General and administrative	2,136	393	5,738	1,525

Total Operating Expenses	3,251	7,493	13,574	8,625

INCOME FROM OPERATIONS	249	507	3,426	1,875

OTHER EXPENSES	-	-	-	-

INCOME BEFORE TAXES	249	507	3,426	1,875

INCOME TAX EXPENSE	102	200	1,236	600

NET INCOME	147	307	2,190	1,275

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,535,326	20,000,000	20,517,399	9,768,010

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES
Net income	$2,190	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Expenses paid on the Company's behalf by a related-party	-	500
Amortization of intangible assets	486	200
Changes in operating assets and liabilities:
Accrued taxes payable	1,236	600
Account payable - related party	-	-

Net Cash Provided By Operating Activities	3,912	2,575

INVESTING ACTIVITIES
Purchase of intangible assets	(800)	(500)

Net Cash Used in Investing Activities	(800)	(500)

FINANCING ACTIVITIES
Common stock issued for cash	29,500	12,000

Net Cash Provided by Financing Activities	29,500	12,000

NET INCREASE IN CASH	32,612	14,075

CASH AT BEGINNING OF PERIOD	14,550	-

CASH AT END OF PERIOD	$47,162	$14,075

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 financial statements. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 22,950,000 shares of common stock outstanding as of September 30, 2018. The Company had no potential dilutive shares of common stock as of September 30, 2018.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. STOCKHOLDERS’ EQUITY

As of September 30, 2018, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

On May 30, 2017 the Company issued 16,666,667 shares of common stock for cash at $0.0006 per share.

On March 29, 2017 the Company issued 3,333,333 shares of common stock for cash at $0.0006 per share.

During the three-month period ended September 30, 2018, the Company issued 2,950,000 shares of common stock to various investors for cash at $0.01 per share, resulting in aggregate proceeds of $29,500.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2018

4. RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company is indebted to Company officers and entities controlled by officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. At September 30, 2018, these transactions totaled $1,325. The advances are no-interest-bearing, and are due on demand.

5. INCOME TAXES

Income tax expense consists of the following:

	September 30,
	2018	2017
Federal	$636	$-
State	600	600
Total	$1,236	$600

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	September 30,
	2018	2017
Federal tax at statutory rate	$740	$-
State taxes, net of federal benefit	(104)	-
Net operating loss carryforward	$636	$-

6. CONCENTRATION

For the nine months ended September 30, 2018, revenues consisted of sales to six customers.

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

Since its inception, Regnum has acquired two bundles of various scripts and manuscripts from an independent production company and a producer at a deep discount for a total amount of $1,300 total, 15 of which were recycled and subsequently optioned off/sold for a total of $35,100. We will continue to follow our business plan to service the increasing demand for premium entertainment content by acquiring unproduced and unpublished quality intellectual properties at a discount for subsequent recycling and reselling back to the entertainment community for a profit, and hope to realize revenue in the future, however, we can provide no guarantees that we will be successful.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months ended September 30, 2017.

We had $3,500 in revenues for the three months ended September 30, 2018 and $8,000 for the three months ended September 30, 2017. Our revenue change is a result of the normal timing of the completion of scripts, with less scripts completed in the third quarter of 2018 versus the third quarter of 2017. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the three months ended September 30, 2018 were $3,251, which consisted of amortization of intangible assets of $115, legal and professional fees of $1,000 and general and administrative expenses of $2,136. For the three months ended September 30, 2017, our operating expenses were $7,493 which consisted of amortization of intangible assets of $200, legal and professional fees of $6,900 and general and administrative expenses of $393. Our operating expenses are primarily due to normal business operations. Our net income for the three months ended September 30, 2018 was $147. Our net income for the three months ended September 30, 2017 was $307. The decrease in net income is primarily due to the decrease in sales.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months ended September 30, 2017.

We had $17,000 in revenues for the nine months ended September 30, 2018 and $10,500 for the nine months ended September 30, 2017. Our revenue change is a result of the increase in sales of recycled intellectual properties. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the nine months ended September 30, 2018 were $13,574, which consisted of amortization of intangible assets of $486, legal and professional fees of $7,350 and general and administrative expenses of $5,738. For the nine months ended September 30, 2017, our operating expenses were $8,625 which consisted of amortization of intangible assets of $200, legal and professional fees of $6,900 and general and administrative expenses of $1,525. Our operating expenses are primarily due to normal business operations. Our net income for the nine months ended September 30, 2018 was $2,190. Our net income for the nine months ended September 30, 2017 was $1,275. The increase in net income is primarily due to the increase in sales of recycled intellectual properties.

Liquidity and Capital Resources

The Company's cash position was $47,162 at September 30, 2018, compared to $14,550 at December 31, 2017. As of September 30, 2018, the Company had current assets of $47,162 and current liabilities of $3,424 compared to $14,550 and $2,188, respectively, as of December 31, 2017. This resulted in a working capital of $43,738 at September 30, 2018 and $12,362 at December 31, 2017.

Net cash used in operating activities amounted to $3,912 and $2,575 for the nine months ended September 30, 2018 and 2017, respectively. This is primarily due to a net income of $2,190 and $1,275 respectively.

Net cash used in investing activities amounted to $(800) and (500) for the nine months ended September 30, 2018 and 2017.

Net cash provided by financing activities amounted to $29,500 and $12,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of September 30, 2018, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated September 27, 2018 between Regnum Corp and Jessica Johnson (2)

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1, and filed on December 15, 2017.

(2) Filed as an Exhibit to the Form 8-K, filed on October 2, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2018	By:	/s/ Tiffani Jones
Tiffani Jones, Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tiffani Jones	Dated: October 22, 2018
Tiffani Jones, Chairman of the Board, President,
Chief Financial Officer,
and Principal Accounting Officer

