Form 10-K
period 2018-12-31
Regnum Corp.
filed 2019-02-11
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-222083

REGNUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-0832447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1541 Ocean Ave Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(310) 881-6954

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Based on the $0.01 Form S-1 registration statement price of our common stock (our common stock is not yet publicly traded), the aggregate market value of the common stock of Regnum Corp. held by non-affiliates as of June 30, 2018 was $0, as all common stock is held by affiliates.

As of February 8, 2019, we had 22,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

Regnum Corp. was organized on March 31, 2016 under the laws of the State of Nevada. We were formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. Our business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit. Regnum believes such an approach gives the Company an advantage over bigger studios that are competing for fresh scripts from writers who are in demand. Our founder, Director and sole officer, Ms. Tiffani Jones, is our only employee who manages the Company’s daily operations including development, strategy, negotiations and clerical work. Our principal offices are located at 1541 Ocean Avenue, Santa Monica, CA 90401, our telephone number is (310)881-6954. Our Company website is currently under development at www.regnumcorp.com.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Business

Our business model is based on procuring unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies for subsequent reworking and/or production in wide variety of media with intent to resell back to the entertainment community for profit.

Business Process

Regnum business process entails seeking out and acquiring low budget unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies, reworking them into new commercially viable projects, and lastly, marketing and selling them back to the entertainment industry for a profit.

Identifying creative content that has resale potential amongst unproduced defunct and/or discarded intellectual property is a process that involves several phases. First, it is essential to select material that will entice interest from prospective film and TV producers, inspire them to see its potential and, ultimately, result in a sale. Regnum is finely tuned in to the most recent trends within the entertainment industry. To ensure that the material falls into a commercially viable genre, for each piece of intellectual property that Regnum rummages through an assessment is conducted to identify the trends in certain categories of film and television that enjoy popularity at the time. Next, Regnum determines the demands of prospective viewers that the future film or show will be aimed at to ensure the material is tailored to their expectations thus increasing the chances of the product sparking interest from potential buyers. Lastly, Regnum examines and evaluates popular films and shows in the chosen category to identify the creative and commercial attributes with the purpose of utilizing the gained prospective into the project. Regnum then moves to acquiring full rights to the obsolete original material it deems suitable at a symbolic or negotiated discounted price.

If needed, necessary modifications are then made to the original material. Since Regnum seeks to acquire full rights to the original material, we are free to alter its content or characters, or modify its format as we see fit and produce it in all kinds of media including novels, graphic novels, scripts for films and TV shows, web series, live stage shows, etc.

Once the original material has been recycled/reworked into a new project, it is ready for marketing. All phases of product development, marketing and sales are conducted by our chief executive officer Ms. Jones, who devotes full time to the Company’s operations.

Target Market

Regnum will target both television and film sectors of the entertainment industry with the aim of servicing the ever-increasing demand for premium content and becoming a depository of television and movie scripts for resale. To identify and select a target market, Regnum evaluated available industry and marketing information within the film and television entertainment showbiz. Regnum was able to establish that independent producers, TV executives, cable networks, etc. are all constantly on the search for new ideas to help reinvent the industry and bring a fresh form of entertainment to their viewers. Coming up with a concept that hasn't already been produced is a grueling task that can be time-consuming and require substantial financial resources. Therefore, the high end of this market is largely controlled by well-financed major studios and mega production companies like Paramount Pictures or Century Fox, etc. that are either competing for fresh scripts from popular writers who are in high demand, or engaging own studio-backed team of writers, or developing a new product with already built-in branding. For the lower end of the market spectrum, to save time and money and keep supplying TV networks with new shows and films, smaller Hollywood producers and development executives hustle to procure new material and often times rely heavily on third parties to bring them completed fresh aspiring projects to produce and distribute. This is the niche that Regnum has selected and will attempt to fill.

Since Regnum seeks to acquire full rights to the original material to avoid any possibility of future claims, we only pursue the deals where the seller is willing to relinquish and assign all rights to Regnum. This may limit our choices, however, to the Company's benefit, there is a vast inventory of unproduced material accumulated over decades to choose from, and we do not anticipate shortage in acquiring unpublished content.

Current Projects

Since its inception, Regnum has acquired two bundles of various scripts and manuscripts from an independent production company and a producer at a deep discount for a total amount of $1,300 total, 17 of which were recycled and subsequently optioned off/sold for a total of $39,500. We will continue to follow our business plan to service the increasing demand for premium entertainment content by acquiring unproduced and unpublished quality intellectual properties at a discount for subsequent recycling and reselling back to the entertainment community for a profit, and hope to realize revenue in the future, however, we can provide no guarantees that we will be successful.

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

Revenue Model

To help undertake our efforts in a potentially effective way, Regnum has established “all rights” sales and “options” as main revenue-generating streams.

Regnum estimates that the majority of our revenues will come from sales of all rights to our intellectual properties, whereby a straightforward All Rights Contract will be signed transferring all the rights, claims and benefits of ownership to the purchaser at the time of sale for a negotiated price with no future payouts, fees or credits.

An Option Agreement is signed when a production company or producer elects to secure exclusive rights to intellectual property for a specified period of time. In exchange, Regnum will receive "option money" which is a deposit towards the negotiated purchase price that the Company will expect to receive once the intellectual property is sold to a studio or network, at which time the remainder of the purchase price is paid to Regnum. In the case when the project is not sold within the specified time frame, the option expires and ownership rights revert back to the Company.

In exceptional cases, Regnum might hire “show runners” for its most valuable projects who will be tasked with presenting them for sale to major television networks through their professional industry contacts. Show runners are only paid if and when a show/film is sold to a network, at which point Regnum receives revenue, and the show runner gets a predetermined compensation fee, which usually ranges between 3-5% of the total purchase price. To-date, Regnum has not hired any “show runners”.

Marketing

Regnum’s marketing objectives are to establish and maintain strong presence within our selected target market, as well as build a network of professional industry connections in the film and television segments of the entertainment industry. Management intends to maintain an extensive marketing campaign that will ensure maximum visibility for the business and will utilize a variety of marketing techniques and strategies, such as:

•	establishing online presence by designing a corporate website and engaging in social media campaigns to drive traffic to our website outlet and advertise our business and products;

•	approaching our target market by emailing newsletters to enhance our client base and keep our subscribers updated with new products and services;

•	issuing press releases to obtain publicity and increase visibility for our business;

•	participating in industry festivals, conferences and trade shows (e.g. Sundance, Tbibeca, Cannes, Toronto, etc.) to advertise our products, gain exposure and build industry connections.

Competition

The competition in the television and film industry ranges from major film and TV studios and production companies to small independent writers, producers and distributors. We base our competitive strategy on the fact that, despite stiff competition from about any established industry participant due to our lack of financial resources, business relationships and marketing tools, the barriers to entry into the industry are fairly low while demand for new entertainment content is high. Studios, producers, TV executives, cable networks, etc. are constantly scouting for fresh forms of entertainment to bring to their viewers. Our principal method of competition is to market specifically to small independent TV and film producers and agencies who generally lack the time and funding required to develop content themselves and instead rely on third parties to supply them with ready material. Regnum believes that our business model of acquiring unproduced and unpublished quality content at a discount and selling it to our selected target market for profit will give us the competitive advantage over bigger well-financed studios that are competing for fresh scripts from popular writers, and will help service the increasing demand for premium content. However, we cannot provide any assurances as to the likelihood of our success.

Government Regulation

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works, subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. Regnum plans to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for its intellectual properties under the laws of applicable jurisdictions.

Intellectual Property

Regnum has established “options” and “all rights” sales as its main revenue-generating streams. In the event of an “all rights” sale, Regnum relinquishes any rights to the intellectual property being sold. However, Regnum estimates that the majority of its revenues will come from options. In the event of an option sale, Regnum will retain its intellectual property rights, and an option agreement is signed allowing a production company or producer to secure exclusive rights to Regnum’s intellectual property for a specified period of time. In exchange, Regnum will receive “option money” which is a deposit towards the negotiated purchase price that the Company will expect to receive once the intellectual property is sold to a studio or network, at which time the remainder of the purchase price is paid to Regnum. In the case when the project is not sold within the specified time frame, the option expires and ownership rights revert back to the Company.

Employees

As of December 31, 2018, our sole officer and director, Ms. Jones, is our only employee who manages the Company’s daily operations. Currently, Ms. Jones receives no compensation for her services, however she will be reimbursed for any expenses made on behalf of the Company. There is no written employment contract or agreement with Ms. Jones at this time. We also do not have any benefits, such as health of life insurance, available to our employee.

Regnum anticipates that additional employees will be hired in the future and employment agreements signed as our business expands.

Available Information

Regnum Corp. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-222083. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease our principal office space located at 1541 Ocean Avenue, Santa Monica, CA 90401, pursuant to the terms of a virtual office agreement. The lease allows Regnum access to a fully furnished private office suite, conference room, lounge, and reception service. We use this office space for work, holding meetings with our clients and interviews with prospective staff. We consider our current principal office space arrangement adequate for our needs through the next twelve months, and, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have filed an application with the Financial Industry Regulatory Authority (“FINRA”) and are awaiting to receive our symbol. We had approximately 31 registered holders of our common stock as of December 31, 2018. Registered holders do not include those stockholders whose stock has been issued in street name. Our stock is not yet quoted on an exchange but the last price per share offered to investors was $.01 per share.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Recent Sales of Unregistered Securities

None.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;

•	any changes in interest rates or inflation;

•	the willingness and ability of third parties to honor their contractual commitments;

•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;

•	our capital expenditures, as they may be affected by delays or cost overruns;

•	environmental and other regulations, as the same presently exist or may later be amended;

•	our ability to identify, finance and integrate any future acquisitions; and

•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

Overview

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

General

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2018 and 2017. As of December 31, 2018, our cash balance was $47,295 with current liabilities of $3,635, resulting in net working capital of $44,060. Currently, we rely on proceeds from sales/options of our projects to fund Regnum’s operations and meet the current costs and expenditures of operating the business. We anticipate to incur expenses of $24,000 to maintain our general, administrative and filing expenses in the next 12 months, and we believe we have adequate funds on hand.

Results of Operations

Results of Operations for the Year Ended December 31, 2018

We had $21,400 in revenues for the year ended December 31, 2018 as compared to $18,100 for the year ended December 31, 2017. Our revenue is a result of sales of recycled intellectual properties. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the year ended December 31,2018 were $17,955 which consisted of amortization of intangible assets of $600, legal and professional fees of $8,100, and general and administrative expenses of $9,255. For the year ended December 31, 2017, our operating expenses were $15,850 which consisted of amortization of intangible assets of $300, legal and professional fees of $13,638, and general and administrative expenses of $1,912. Our operating expenses are primarily due to expenses related to our offering. Our net income for the year ended December 31, 2018 was $1,998, as compared to $1,387 for the year ended December 31, 2017.

Liquidity and Capital Resources

The Company's cash position was $47,295 at December 31, 2018 as compared to $14,550 at December 31, 2017. As of December 31, 2018, the Company had current assets of $47,295 and current liabilities of $3,635 compared to $14,550 and $2,188, respectively, as of December 31, 2018. This resulted in a working capital of $44,060 at December 31, 2018 and $12,562 at December 31, 2017.

Net cash provided by operating activities amounted to $4,045 for the year ended December 31, 2018. This is primarily due to net income of $1,998, amortization of intangible assets of $600 and accrued taxes payable of $1,447. For the year ended December 31, 2017, net cash provided by operating activities amounted to $3,050 which was primarily due to net income of $1,387, expenses paid on behalf of the Company by a related party of $500, amortization of intangible assets of $300 and accrued taxes payable of $863.

Net cash used in investing activities amounted to $800 for the year ended December 31, 2018 as compared to $500 for the year ended December 31, 2017.

Net cash provided by financing activities amounted to $29,500 for the year ended December 31, 2018 as compared to $12,000 for the year Ended December 31, 2017.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company may seek additional capital through its current public offering. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

REGNUM CORP.

FINANCIAL STATEMENTS - TABLE OF CONTENTS

To the Shareholders and

Board of Directors

of Regnum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regnum Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company’s limited liquidity and inability to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Bayville, NJ

February 11, 2019

We have served as the Company’s auditor since 2017

361 Hopedale Drive SE Bayville, NJ 08721	P (732) 822-4427 F (732) 510-0665

F-1

REGNUM CORP
Balance Sheet

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS

Cash	$47,295	$14,550

Total Current Assets	47,295	14,550

OTHER ASSETS

Intangible assets	$400	$200

Total Other Assets	400	200

TOTAL ASSETS	$47,695	$14,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued taxes payable	$2,310	$863
Account payable - related party	1,325	1,325

Total Current Liabilities	3,635	2,188

TOTAL LIABILITIES	3,635	2,188

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 and 20,000,000 shares issued and outstanding, respectively	22,950	20,000
Additional paid-in capital	18,550	(8,000)
Retained earnings	2,560	562

Total Stockholders' Equity	44,060	12,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,695	$14,750

The accompanying notes are an integral part of these financial statements.

F-2

REGNUM CORP
Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

REVENUES	$21,400	$18,100

OPERATING EXPENSES
Amortization of intangible assets	600	300
Legal and professional fees	8,100	13,638
General and administrative	9,255	1,912

Total Operating Expenses	17,955	15,850

INCOME FROM OPERATIONS	3,445	2,250

OTHER EXPENSES	-	-

INCOME BEFORE TAXES	3,445	2,250

INCOME TAX EXPENSE	1,447	863

NET INCOME	1,998	1,387

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,130,548	12,347,032

The accompanying notes are an integral part of these financial statements

F-3

REGNUM CORP
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2016	-	$-	$-	(825)	(825)

Common stock issued for cash	20,000,000	20,000	(8,000)	-	12,000

Net income for the year ended December 31, 2017	-	-	-	1,387	1,387

Balance, December 31, 2017	20,000,000	20,000	(8,000)	562	12,562

Common stock issued for cash	2,950,000	2,950	26,550	-	29,500

Net income for the year ended December 31, 2018	-	-	-	1,998	1,998

Balance, December 31, 2018	22,950,000	$22,950	$18,550	$2,560	$44,060

The accompanying notes are an integral part of these financial statements.

F-4

REGNUM CORP
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$1,998	$1,387
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid on the Company's behalf by a related-party	-	500
Amortization of intangible assets	600	300
Changes in operating assets and liabilities:
Accrued taxes payable	1,447	863
Account payable - related party	-	-

Net Cash Provided By Operating Activities	4,045	3,050

INVESTING ACTIVITIES
Purchase of intangible assets	(800)	(500)

Net Cash Used in Investing Activities	(800)	(500)

FINANCING ACTIVITIES
Common stock issued for cash	29,500	12,000

Net Cash Provided by Financing Activities	29,500	12,000

NET INCREASE IN CASH	32,745	14,550

CASH AT BEGINNING OF PERIOD	14,550	-

CASH AT END OF PERIOD	$47,295	$14,550

The accompanying notes are an integral part of these financial statements.

F-5

REGNUM CORP.

Notes to the Financial Statements

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Regnum Corp. (“The Company”) was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. The Company’s business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit. The Company has commenced principal operations as of the balance sheet date.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 22,950,000 shares of common stock outstanding as of December 31, 2018. The Company had no potential dilutive shares of common stock as of December 31, 2018.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Revenue Recognition

Revenues from the sale of intellectual property are recognized when persuasive evidence of an arrangement exists, the intellectual property has been delivered or is made available for delivery, the customer can begin the use of the intellectual property, the fee is fixed or determinable and collectability is reasonably assured, which is generally upon execution of a purchase agreement and delivery of the intellectual property.

F-6

REGNUM CORP.

Notes to the Financial Statements

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company capitalizes the costs of acquiring intellectual property. The Company amortizes these costs over the costs in the same expected ratio as the associated ultimate revenue.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2018, there has been no interest expense or penalties related to unrecognized tax benefits.

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

F-7

REGNUM CORP.

Notes to the Financial Statements

December 31, 2018 and 2017

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These factors raise substantial doubts about the Company’s ability to continue as a going concern for one year from the issuance date from these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. STOCKHOLDERS’ EQUITY

As of December 31, 2018, the Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which none are issued and outstanding.

As of December 31, 2018, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

On May 30, 2017 the Company issued 16,666,667 shares of common stock for cash at $0.0006 per share.

On March 29, 2017 the Company issued 3,333,333 shares of common stock for cash at $0.0006 per share.

During the year ended December 31, 2018, the Company issued 2,950,000 shares of common stock to various investors for cash at $0.01 per share, resulting in aggregate proceeds of $29,500.

F-8

REGNUM CORP.

Notes to the Financial Statements

December 31, 2018 and 2017

4. RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company is indebted to Company officers and entities controlled by officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. At December 31, 2018, these transactions totaled $1,325. The advances are no-interest-bearing, and are due on demand.

5. INCOME TAXES

Income tax expense consists of the following:

	December 31,
	2018	2017
Federal	$647	$63
State	800	800
Total	$1,447	$863

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	December 31,
	2018	2017
Federal tax at statutory rate	$770	$225
State taxes, net of federal benefit	(123)	(80)
Net operating loss carryforward	-	(82)
Total	$647	$63

6. CONCENTRATION

For the year ended December 31, 2018, revenues consisted of sales to eight customers.

7. SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Our President and Principal Accounting Officer is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our President and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the President and Principal Accounting Officer as to their effectiveness.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers:

As of February 8, 2019, Our Board of Directors consisted of one member. Regnum concluded that the following individual should serve as our director based on 15 years of work in marketing and communications within entertainment industry. Regnum believes that her valuable experience in the fields of advertising and marketing, as well as the entertainment industry, would be beneficial to the Company. The director holds office until his successor is duly elected by the stockholders. The executive officer serves at the pleasure of the Board of Directors. Our current director and executive officer is:

Name	Age	Position	Year Appointed

Tiffani Jones	49	President, Treasurer, Secretary and Director	2016

Tiffani Jones - President, Treasurer, Secretary, and Director - Ms. Jones, 49, worked as a media consultant at TM Enterprises, a Los Angeles entertainment consulting firm, from 2005 to 2016, with a primary focus on marketing and communications within entertainment industry. At TM Enterprises, Ms. Jones gained valuable experience and insight spanning all subsectors of the media and entertainment industry, including diversified media, film, broadcast television, pay TV, radio, video games, publishing, mobile, Internet media, recorded music, Internet service and advertising. Over the years, Ms. Jones consulted on over a hundred projects and developed numerous industry contacts and connections. Most recently, in 2016, Ms. Jones founded Regnum Corp. focused on acquiring unproduced and unpublished quality intellectual property at a discount for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit.

Penalties or Sanctions

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Employment Agreements

We currently do not have employment agreements with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of Regnum or any of its subsidiaries or any committee thereof. Any non-employee director of Regnum or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of Regnum is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of Regnum is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than Regnum.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board meetings; annual meeting attendance

In 2018 the Board of Directors held at least one board meeting per quarter to discuss operations and various management issues. Ms. Jones attended each meeting.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including /fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.

Shareholder communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are traded on a stock exchange.

Code of Conduct and Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 11. EXECUTIVE COMPENSATION.

No officer or director have received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

As our business progresses and grows, we expect to hire and begin paying salaries to other officers and directors. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we intend to adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our director for attending meetings of our Board of Directors, although we may adopt a director compensation policy in the near future.

Related Party Transactions

As of December 31, 2018, the Company is indebted to Company officers and entities controlled by officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. At December 31, 2018, these transactions totaled $1,325. The advances are no-interest-bearing, and are due on demand. The Company has no employment contracts at this time.

The following table sets out the compensation received for the fiscal year ended December 31, 2018 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers and two individuals not holding an executive officer position:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Tiffani Jones	2018	$0	$-	$-	$-	$-	$-	$-	$0

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2018 or through the date of this report.

Outstanding Equity Awards at Fiscal year-End

The company has not issued any equity awards during fiscal year 2018.

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal year 2018.

DIRECTORS COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Tiffani Jones	2018	$-	$-	$-	$-	$-	$-	$-	$-

The Director has received no compensation for his role on the Board. She has not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of more than 5% of any class of Regnum’s voting securities.

As of February 8, 2019, the Company had 22,950,000 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of February 8, 2019 by each person who is known to have beneficial ownership of more than 5% of any class of Regnum’s voting securities:

Security Ownership of Management.

The following table sets forth the beneficial ownership of the Company’s common stock as of February 8, 2019 by each executive officer and director and the directors and executive officers of the Company as a group:

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	Tiffani Jones (3)	20,000,000	Direct	87,15%
Common Stock	Ocean Ave Holdings LLC (4)	20,000,000	Direct	87,15%

	All Officers and Directors
	As a Group (1 Person)	20,000,000	Direct	87,15%

________________

(1)	The address of each officer, director, and beneficial owner is c/o Regnum Corp., 1541 Ocean Avenue, Santa Monica, CA 90401.

(2)	Calculated from the total of outstanding shares of common stock as of February 8, 2019 (22,950,000).

(3)

CEO and sole director of the Company. Includes 20,000,000 shares of common stock held in the name of Ocean Ave Holdings LLC, a Montana limited liability company beneficially owned and controlled by Ms. Jones.

(4)	A Montana limited liability company beneficially controlled by Tiffani Jones.

Security Ownership of Certain Beneficial Owners

As of February 8, 2019, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of February 8, 2019, there are no arrangements that would result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Particular Transactions

To the best of the Company’s knowledge, there are no transactions during the Company’s last two full fiscal years and the current fiscal year or any currently proposed transaction, involving the issuer, in which: i) the amount involved exceeds the lesser of $120,000 or one percent of the average of the issuer’s total assets at year-end for its last three fiscal years; and ii) any related person had or will have a direct or indirect material interest.

Controlling Persons

The company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director independence

Currently, the majority of the Board of Regnum is not considered “independent” board members.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid during the year ended December 31, 2018 for professional services rendered by Boyle CPA, LLC for the audit reviews for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018:

Accounting Fees and Services

2018
Audit Fees	$2,250
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
TOTAL	$2,250

The category of “Audit Fees” includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related Fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by all parties was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper (2)

10.2	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell (2)

10.3	Literary Purchase Agreement dated May 10, 2018 between Regnum Corp. and Aaron Weiner (3)

10.4	Literary Purchase Agreement dated June 5, 2018 between Regnum Corp. and Vanessa Wolfe (4)

10.5	Literary Purchase Agreement dated June 28, 2018 between Regnum Corp. and Jon Shapiro (5)

10.6	Literary Purchase Agreement dated September 27, 2018 between Regnum Corp and Jessica Johnson (6)

10.7	Literary Purchase Agreement dated November 28, 2018 between Regnum Corp. and Kelly Morgan (7)

10.8	Literary Purchase Agreement dated December 28, 2018 between Regnum Corp. and Scott Graham (8)

21.1	Subsidiaries of the Registrant - None

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1 on December 15, 2017.

(2) Filed as an exhibit to the Form 10-Q, filed on May 9, 2018 and incorporated herein by reference.

(3) Filed as an Exhibit to the Form 8-K, filed May 15, 2018 and incorporated herein by reference.

(4) Filed as an Exhibit to the Form 8-K, filed on June 6, 2018 and incorporated herein by reference.

(5) Filed as an Exhibit to the Form 8-K, filed on June 29, 2018 and incorporated herein by reference.

(6) Filed as an Exhibit to the Form 8-K, filed on October 2, 2018 and incorporated herein by reference.

(7) Filed as an Exhibit to the Form 8-K, filed on December 3, 2018 and incorporated herein by reference.

(8) Filed as an Exhibit to the Form 8-K, filed on December 31, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2019	By:	/s/ Tiffani Jones
	Name:	Tiffani Jones
	Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tiffani Jones	Date: February 11, 2019
Tiffani Jones,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

