Form 10-Q
period 2019-06-30
Regnum Corp.
filed 2019-07-25
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

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

_____________________________________________________________
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

As of June 30, 2019, the number of shares outstanding of the registrant’s class of common stock was 22,950,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP.

FINANCIAL STATEMENTS

Period Ended June 30, 2019

REGNUM CORP

REGNUM CORP
Balance Sheet

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$13,067	$47,295
Prepaid expenses	-	-

Total Current Assets	13,067	47,295

OTHER ASSETS

Intangible assets	$1,286	$400

Total Other Assets	1,286	400

TOTAL ASSETS	$14,353	$47,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued taxes payable	$-	$2,310
Account payable - related party	1,325	1,325

Total Current Liabilities	1,325	3,635

TOTAL LIABILITIES	1,325	3,635

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 and 22,950,000 shares issued and outstanding, respectively	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings (accumulated deficit)	(28,472)	2,560

Total Stockholders' Equity	13,028	44,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,353	$47,695

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$1,000	$8,000	$2,800	$13,500

OPERATING EXPENSES
Amortization of intangible assets	57	321	114	371
Legal and professional fees	7,104	4,450	31,725	6,350
General and administrative	1,261	1,844	1,993	3,602

Total Operating Expenses	8,422	6,615	33,832	10,323

INCOME FROM OPERATIONS	(7,422)	1,385	(31,032)	3,177

OTHER EXPENSES	-	-	-	-

INCOME BEFORE TAXES	(7,422)	1,385	(31,032)	3,177

INCOME TAX EXPENSE	-	600	-	1,134

NET INCOME	(7,422)	785	(31,032)	2,043

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,950,000	20,000,000	22,950,000	20,000,000

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Stockholders' Equity (Deficit)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2018	22,950,000	$22,950	$18,550	$2,560	$44,060

Net loss	-	-	-	(23,610)	(23,610)

Balance, March 31, 2019	22,950,000	22,950	18,550	(21,050)	20,450

Net loss	-	-	-	(7,422)	(7,422)

Balance, June 30, 2019	22,950,000	$22,950	$18,550	$(28,472)	$13,028

Balance, December 31, 2017	20,000,000	$20,000	$(8,000)	$562	$12,562

Net income	-	-	-	1,258	1,258

Balance, March 31, 2018	20,000,000	20,000	(8,000)	1,820	13,820

Net income	-	-	-	785	785

Balance, June 30, 2018	20,000,000	$20,000	$(8,000)	$2,605	$14,605

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

OPERATING ACTIVITIES
Net income (loss)	$(31,032)	$2,043
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid on the Company's behalf by a related-party	-	-
Amortization of intangible assets	114	371
Changes in operating assets and liabilities:
Accrued taxes payable	(2,310)	1,135
Account payable - related party	-	-

Net Cash Provided By Operating Activities	(33,228)	3,549

INVESTING ACTIVITIES
Purchase of intangible assets	(1,000)	(800)

Net Cash Used in Investing Activities	(1,000)	(800)

FINANCING ACTIVITIES
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE IN CASH	(34,228)	2,749

CASH AT BEGINNING OF PERIOD	47,295	14,550

CASH AT END OF PERIOD	$13,067	$17,299

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

June 30, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 financial statements. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 22,950,000 shares of common stock outstanding as of June 30, 2019. The Company had no potential dilutive shares of common stock as of June 30, 2019.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within six months of the date of purchase.

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

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

June 30, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through June 30, 2019, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

As of June 30, 2019, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

As of June 30, 2019, the Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which none are issued and outstanding.

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

June 30, 2019

4. RELATED PARTY TRANSACTIONS

As of June 30, 2019, the Company is indebted to Company officers and entities controlled by officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. At June 30, 2019, these transactions totaled $1,325. The advances are no-interest-bearing, and are due on demand.

5. INCOME TAXES

Income tax expense consists of the following:

	June 30,
	2019	2018
Federal	$-	$684
State	-	450
Total	$-	$1,134

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	June 30,
	2019	2018
Federal tax at statutory rate	$-	$776
State taxes, net of federal benefit	-	(92)
Net operating loss carryforward	$-	$684

6. CONCENTRATION

For the six months ended June 30, 2019, revenues consisted of sales to two customers.

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

Since its inception, Regnum has acquired three bundles of various scripts and manuscripts from an independent production company and a producer at a deep discount for a total amount of $2,300 total, 19 of which were recycled and subsequently optioned off/sold for a total of $42,300. We will continue to follow our business plan to service the increasing demand for premium entertainment content by acquiring unproduced and unpublished quality intellectual properties at a discount for subsequent recycling and reselling back to the entertainment community for a profit, and hope to realize revenue in the future, however, we can provide no guarantees that we will be successful.

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

The Company is quoted on the OTC Markets under the symbol “RGMP.”

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in Note 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended June 30, 2019 compared to the Three Months ended June 30, 2018.

We had $1,000 in revenues for the three months ended June 30, 2019 and $8,000 for the three months ended June 30, 2018. Our revenue change is a result of the normal timing of the completion of scripts, with less scripts completed in the second quarter of 2019 versus the second quarter of 2018. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the three months ended June 30, 2019 were $8,422, which consisted of amortization of intangible assets of $57, legal and professional fees of $7,104 and general and administrative expenses of $1,261. For the three months ended June 30, 2018, our operating expenses were $6,615 which consisted of amortization of intangible assets of $321, legal and professional fees of $4,450 and general and administrative expenses of $1,844. Our operating expenses are primarily due to normal business operations and increased due to professional fees incurred in listing the Company’s stock. Our net income (loss) for the three months ended June 30, 2019 was ($7,422). Our net income for the three months ended June 30, 2018 was $785. The decrease in net income (loss) is primarily due to the decrease in sales.

Results of Operations for the Six Months Ended June 30, 2019 compared to the Six Months ended June 30, 2018.

We had $2,800 in revenues for the six months ended June 30, 2019 and $13,500 for the six months ended June 30, 2018. Our revenue change is a result of the normal timing of the completion of scripts, with less scripts completed in the six-month period ended June 30, 2019 versus the six-month period ended June 30, 2018. We anticipate a continued trend of intellectual properties sales revenue as we continue to acquire and recycle them for resale. Our operating expenses for the six months ended June 30, 2019 were $33,832, which consisted of amortization of intangible assets of $114, legal and professional fees of $31,725 and general and administrative expenses of $1,993. For the six months ended June 30, 2018, our operating expenses were $10,323 which consisted amortization of intangible assets of $371, legal and professional fees of $6,350 and general and administrative expenses of $3,602. Our operating expenses are primarily due to normal business operations and increased due to professional fees incurred in listing the Company’s stock. Our net income (loss) for the six months ended June 30, 2019 was ($31,032). Our net income for the six months ended June 30, 2018 was $2,043. The decrease in net income (loss) is primarily due to the decrease in sales of recycled intellectual properties.

Liquidity and Capital Resources

The Company's cash position was $13,067 at June 30, 2019, compared to $47,295 at December 31, 2018. As of June 30, 2019, the Company had current assets of $13,067 and current liabilities of $1,325 compared to $47,295 and $3,635, respectively, as of December 31, 2018. This resulted in a working capital of $11,742 at June 30, 2019 and $43,660 at December 31, 2018.

Net cash used in operating activities amounted to ($33,228) and $3,549 for the six months ended June 30, 2019 and 2018, respectively. This is primarily due to a net income (loss) of ($31,032) and $2,043 respectively.

Net cash used in investing activities amounted to $1,000 and $800 for the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities amounted to $0 and $0 for the six months ended June 30, 2019 and 2018, respectively.

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

Under the supervision and with the participation of our management, including the President and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Principal Accounting Officer has concluded that, as of June 30, 2019, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated May 14, 2019 between Regnum Corp and Megan Fisher (2)

31.1	Section 302 Certification of President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and filed on December 15, 2017.
(2)	Filed as an Exhibit to the Form 8-K, filed on May 17, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 25, 2019	By:	/s/ Tiffani Jones
Tiffani Jones, Chairman of the Board, President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tiffani Jones	Dated: July 25, 2019
Tiffani Jones,
Chairman of the Board, President, Chief Financial Officer,
and Principal Accounting Officer

