Form 10-K
period 2019-12-31
Regnum Corp.
filed 2020-04-14
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

333-222083

(Commission File Number)

Regnum Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0832447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

765 Beach Street

San Francisco, California 94109

(Address of Principal Executive Office) (Zip Code)

 (844) 496-6539

Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $442,500.

As of April 10, 2020, there were 23,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our majority stockholder has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors“ below.

You should read the matters described and incorporated by reference in “Risk Factors“ and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Regnum”, and “Regnum Corp.” refer specifically to Regnum Corp. and its consolidated subsidiary which was acquired after December 31, 2019.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The Company is working on updating its website.

Organizational History

Regnum Corp. was organized on March 31, 2016 under the laws of the State of Nevada. We were formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. Our business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies, for subsequent recycling or production in a wide variety of media, with the intent to resell such works back to the entertainment community for a profit.

Recent Transactions and Changes of Control

On February 5, 2020, Ocean Ave Holdings, LLC (“Ocean”) which is owned and controlled by Ms. Tiffani Jones, the former sole director and officer of the Company, sold 20,000,000 shares of restricted common stock of the Company in consideration for $345,000, to Tri Capital Energy Corporation (“Tri Capital”), pursuant to an Agreement for the Purchase of Common Stock. The shares which were sold represented 87% of the Company’s then outstanding shares, which resulted in a change of control of the Company.

Tri Capital is controlled by Gary Allen and Mark Gustavson, its directors and its Chief Executive Officer and Chief Financial Officer, respectively.

Subsequently, on February 26, 2020, Tri Capital sold all 20,000,000 shares of the restricted common stock of the Company which it acquired pursuant to the February 5, 2020 Agreement for the Purchase of Common Stock, to Wookey Search Technologies Corporation (“Wookey”), pursuant to a Stock Purchase Agreement. Consideration for the acquisition of the shares was $50,000 in cash and a promissory note (secured by the 20 million shares of the Company purchased pursuant to the agreement) in the amount of $400,000. A $200,000 principal payment is due under the note on the earlier of (a) March 15, 2020; and (b) two business days after either the Company or Wookey has raised $1 million, subject to a thirty day extension as part of the first extension option discussed below (which amount has not been paid to date, but which due date has been mutually extended by the parties) and the note is due and payable on the earlier of April 1, 2020 (which date may be extended for up to two 30 day periods in the event an extension fee of $10,000 is paid for each extension) and two business days after either the Company or Wookey has raised $2 million. Subsequent to entering into the note, the parties mutually verbally agreed that Wookey would pay an extension fee of $20,000 to Tri Capital on or before April 6, 2020, in consideration for an extension of the due date of the note to May 1, 2020, which amount has not been paid to date. The note contains standard and customary events of default. Upon the occurrence of an event of default under the note, Tri Capital can exercise its rights under a pledge agreement entered into between Tri Capital and Wookey and re-take control and ownership of the 20 million shares of the Company, and therefore take back control of the Company.

Additionally, the parties entered into a Voting Agreement whereby Wookey provided voting control over the 20 million shares of Company common stock. Such Voting Agreement terminates automatically upon the payment in full of the $400,000 promissory note. As such, Tri Capital continues to exercise voting control over the Company. Additionally, Mark Gustavson, the 46% owner of Tri Capital provided Mr. Allen a voting agreement to vote his ownership in Tri Capital until such time as the $400,000 promissory note has been fully paid.

Wookey is controlled by Mark Gustavson, its Chief Executive Officer, director and holder of approximately 43% of its outstanding voting securities.

On February 12, 2020, Ms. Tiffani Jones, the former sole director and officer of the Company, who resigned from such positions as described below, entered into a Consulting Agreement with the Company (the “Consulting Agreement”), whereby Ms. Jones agreed to perform consulting services on a part-time basis for thirty days (beginning February 12, 2020) for $3,750, plus the reimbursement of certain travel expenses. The agreement can be extended for up to two additional thirty-day periods for $3,750 each with the mutual consent of the parties. The agreement can be terminated by the Company at any time. The agreement contains customary confidentiality, liability limitation and similar provisions. The agreement expired on March 13, 2020.

On February 27, 2020, Ms. Jones took action to increase the number of the Company’s directors from one to three pursuant to Section 2.03 of the Company’s bylaws. After taking action to increase the number of the Company’s board of directors (the “Board”), Ms. Jones appointed Gary Allen and Mark Gustavson to the Board, pursuant to the power provided to her as the then sole director pursuant to the Company’s bylaws. Following the increase in the number of the directors and the appointments of Mr. Allen and Mr. Gustavson, Ms. Jones resigned as a director of the Company. Her resignation was not the result of a disagreement with the Company.

Also on February 27, 2020, Ms. Jones resigned as the Company’s Chief Executive Officer, President, Treasurer, and Secretary and Mark Gustavson was appointed to serve as the Company’s Chief Executive Officer and Secretary, and Robert J. Stubblefield was appointed to serve as the Company’s Chief Financial Officer and Treasurer to fill the vacancies resulting from Ms. Jones resignation. Her resignation was not the result of a disagreement with the Company.

Mr. Allen is the Chief Executive Officer and director of Tri Capital. Mr. Gustavson is the Chief Financial Officer and director of Tri Capital and the sole director and Chief Executive Officer of Wookey. Mr. Gustavson holds 3,750,000 shares or approximately 46.25% of the outstanding shares of common stock of Tri Capital and 12 million shares, or approximately 43% of the outstanding common stock of Wookey. Tri Capital holds 600,000 shares, or approximately 2% of the outstanding common stock of Wookey.

On March 29, 2020, Mr. Ross Meador was appointed as the Vice President and General Counsel of the Company. Mr. Meador holds 750,000 shares or approximately 3% of the outstanding common stock of Wookey and serves as the Vice President and General Counsel of Wookey.

Effective on March 27, 2020, Mr. Allen resigned as a member of the Board of Directors of the Company, leaving Mr. Gustavson as the sole member of the Board of Directors.

On March 27, 2020, the Company agreed to issue 1 million shares of restricted common stock to Gary Allen (who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020) in consideration for services rendered and agreed to be rendered by Mr. Allen to the Company.

Description of Business Operations:

Our business model is based on procuring unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies for subsequent reworking and/or production in a wide variety of media with intent to resell back to the entertainment community for profit.

Business Process

Our business process entails seeking out and acquiring low budget unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies, reworking them into new commercially viable projects, and lastly, marketing and selling them back to the entertainment industry for a profit.

Identifying creative content that has resale potential amongst unproduced defunct and/or discarded intellectual property is a process that involves several phases. First, it is essential to select material that will entice interest from prospective film and TV producers, inspire them to see its potential, and ultimately, result in a sale. We believe we are finely tuned in to the most recent trends within the entertainment industry. To ensure that the material falls into a commercially viable genre, for each piece of intellectual property that we locate, an assessment is conducted to identify the trends in certain categories of film and television that enjoy popularity at the time. Next, we determine the demands of prospective viewers that the future film or show will be aimed at to ensure the material is tailored to their expectations thus increasing the chances of the product sparking interest from potential buyers. Lastly, we examine and evaluate popular films and shows in the chosen category to identify the creative and commercial attributes with the purpose of utilizing the gained prospective into the project. We then move to acquiring full rights to the obsolete original material it deems suitable at a symbolic or negotiated discounted price.

If needed, necessary modifications are then made to the original material. Since we seek to acquire full rights to the original material, we are free to alter its content or characters, or modify its format as we see fit and produce it in all kinds of media including novels, graphic novels, scripts for films and TV shows, web series, live stage shows, etc.

Once the original material is recycled/reworked into a new project, it is ready for marketing. All phases of product development, marketing and sales are conducted by our former Chief Executive Officer Ms. Jones, who previously devoted her full-time to the Company’s operations and has been serving as a consultant to the Company since February 12, 2020, on a part-time basis, pursuant to which she receives $3,750 from the Company for every thirty days of service which the Company chooses to employ Ms. Jones through May 12, 2020.

Since inception, we have acquired three bundles of various scripts and manuscripts from an independent production company and a producer at a deep discount for a total of $2,300, 21 of which were recycled and subsequently optioned off/sold for a total of $44,800. Most recently, on December 16, 2019, we entered into a literary purchase agreement with Steven McKean (“McKean”). Pursuant to the Purchase Agreement, we sold all rights in and to the literary work entitled “The Sunny Side of the Street” to McKean. The purchase was made for cash in the amount of $1,000.

Target Market

We target both television and film sectors of the entertainment industry with the aim of servicing the ever-increasing demand for premium content and becoming a depository of television and movie scripts for resale. To identify and select a target market, we evaluate available industry and marketing information within the film and television entertainment showbiz.

Since we seek to acquire full rights to the original material to avoid any possibility of future claims, we only pursue the deals where the seller is willing to relinquish and assign all rights to us. This may limit our choices, however, to our benefit, there is a vast inventory of unproduced material accumulated over decades to choose from, and we do not anticipate a shortage in acquiring unpublished content.

Competition

The competition in the television and film industry ranges from major film and TV studios and production companies to small independent writers, producers and distributors. We base our competitive strategy on the fact that, despite stiff competition from about any established industry participant due to our lack of financial resources, business relationships and marketing tools, the barriers to entry into the industry are fairly low while demand for new entertainment content is high. Studios, producers, TV executives, cable networks, etc. are constantly scouting for fresh forms of entertainment to bring to their viewers. Our principal method of competition is to market specifically to small independent TV and film producers and agencies who generally lack the time and funding required to develop content themselves and instead rely on third parties to supply them with ready material. We believe that our business model of acquiring unproduced and unpublished quality content at a discount and selling it to our selected target market for profit will give us the competitive advantage over bigger well-financed studios that are competing for fresh scripts from popular writers, and will help service the increasing demand for premium content. However, we cannot provide any assurances as to the likelihood of our success.

Government Regulation

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works, subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. We plan to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for its intellectual properties under the laws of applicable jurisdictions.

Intellectual Property

We have established “options” and “all rights” sales as our main revenue-generating streams. In the event of an “all rights” sale, we relinquish any rights to the intellectual property being sold. However, we estimate that the majority of revenues will come from options. In the event of an option sale, we will retain our intellectual property rights, and an option agreement is signed allowing a production company or producer to secure exclusive rights to our intellectual property for a specified period of time. In exchange, we will receive “option money” which is a deposit towards the negotiated purchase price that the Company will expect to receive once the intellectual property is sold to a studio or network, at which time the remainder of the purchase price is paid to us. In the case when the project is not sold within the specified time frame, the option expires and ownership rights revert back to the Company.

Employees

We currently have three executive officers and no other employees. Currently our executive officers receive no compensation for their services. There is no written employment contract or agreement with any of our officers at this time. We also do not have any benefits, such as health of life insurance, available to our employees.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

●

Exemptions for “emerging growth companies” (such as the Company) from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

●

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act;

●	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings; and

●	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1.07 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1.07 billion or more,

(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO (which went effective on April 9, 2018);

(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)	the company becoming a “larger accelerated filer” as defined under the Exchange Act.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as the Company are only required to provide two years of financial statements);

(ii)

selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as the Company are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(iii)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Exchange for companies with a class of securities registered under the Exchange Act, to hold stockholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and Financial Industry Regulatory Authority (“FINRA”) from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” initial public offerings (IPOs).

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

ITEM 1A. RISK FACTORS

Risks Related to Our Business Operations:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of $6,644 as of December 31, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, and may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our sole director;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●

if we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We have net losses from operations and there is substantial doubt about our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

The Company has incurred a net loss of $36,380 for the year ended December 31, 2019 and had an accumulated deficit of $33,820 at December 31, 2019. In addition, the Company has a history of losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its December 31, 2019 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We may not generate profitable operations in the future to ensure our continuation.

We rely on our management and if they were to leave our company our business plan could be adversely effected.

We are largely dependent upon the personal efforts and abilities of our existing management, including Mr. Mark J. Gustavson, our Chief Executive Officer, Mr. Robert J. Stubblefield, our Chief Financial Officer, and Mr. Ross Meador, our Vice President and General Counsel, each of who plays an active role in our operations. Moving forward, should the services of any of such persons be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officers.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Mr. Mark J. Gustavson, our Chief Executive Officer, Mr. Robert J. Stubblefield, our Chief Financial Officer, or Mr. Ross Meador, our Vice President and General Counsel. As such, there are no contractual relationships guaranteeing that Mr. Gustavson, Mr. Stubblefield, or Mr. Meador will stay with the Company and continue its operations. In the event any of such persons were to resign; the Company may be unable to get another officer to fill the void and performance may be significantly affected.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●

changes in aggregate capital spending, cyclicality and other economic conditions, including those relating to the recent Covid-19 novel coronavirus outbreak and governmental actions to curb such outbreak;

●	our ability to effectively manage our working capital;

●	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

●	global epidemics and pandemics and the U.S.’s responses thereto (including, but not limited to Covid-19);

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

●	seasonal fluctuations in demand and our revenue; and

●	disruption in the supply of materials.

Our majority stockholder controls a majority of our voting securities and therefore has the ability to influence matters affecting our stockholders.

Wookey Search Technologies Corporation, our majority stockholder, which holds 83.5% of our outstanding shares of common stock, and which is controlled by Mark Gustavson, our Chief Executive Officer and director, has the ability, after the payment of the $400,000 promissory note owed to Tri Capital, and Tri Capital, prior to such repayment date, has the ability, to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current director, which will mean they he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our Chief Executive Officer controls such shares (following the repayment date of the note), investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Gustavson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

We May Choose to Enter into a Merger and/or Acquisition Transaction in the Future.

While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, new shares of common stock could be issued resulting in substantial dilution to our then current stockholders. Currently, we anticipate that we will enter into a transaction with Wookey in the future, the result of which will be that the business of the Company will change to that of Wookey, provided that no definitive agreements or understandings have been entered into or agreed to, to date. Wookey, through its wholly-owned subsidiary Wookey Project Corp, is engaged in the operation of a virtual reality platform known as Sansar, which is focused on hosting live musical performances online using virtual reality technology. In the event that we enter into a merger or acquisition transaction, our business focus will likely change and we can make no assurances that our management will be able to properly manage our direction or that a change in our business focus will be successful. If we do enter into a merger or acquisition, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

Corporate governance and reporting risks:

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures“, as of December 31, 2019, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective for several quarters. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because we only have one director, who is not independent, we do not currently have an independent audit or compensation committee. As a result, our director has the ability to, among other things, determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources, or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general bookeeping and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in up to $75,000 per year of ongoing costs.

Risks relating to our common stock:

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 80,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 23,950,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. The issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

There is no material public market for our common stock.

Although our common stock is quoted on the OTC Pink Market maintained by OTC Markets, to date only a limited number of shares of our common stock have traded and a significant market may not develop in the future. If for any reason a public trading market does not develop, stockholders may have difficulty selling their common stock should they desire to do so.

Even if a more significant trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

●	Quarterly variations in our results of operations or those of our competitors;

●	Announcements by us or our competitors;

●	Disruption to our operations;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our board or management;

●	Changes in governmental regulations or in the status of our regulatory approvals; and

●	General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such public companies. Such fluctuations may be even more pronounced in the future. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

There is currently a volatile, sporadic and illiquid market for our common stock.

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “RGMP,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the market for our services and products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

Stockholders may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market.

Sales of our common stock could reduce the price of our stock.

As of the date of this Report, we have 23,950,000 shares of our common stock which were registered under the Securities Act. A total of 2,950,000 shares of such shares of common stock were registered on our Form S-1 registration statement and are currently available for immediate sale. The availability for sale of substantial amounts of common stock could reduce prevailing market prices for our securities.

Risks relating to the JOBS Act:

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (which went effective on April 9, 2018), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We have availed ourselves of certain exemptions from various reporting requirements which are allowed pursuant to the JOBS Act and our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The JOBS Act also allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

●

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●

be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

●

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

The Company intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We leased our former principal office space located at 1541 Ocean Avenue, Santa Monica, California 90401, pursuant to the terms of a virtual office agreement. The lease allows Regnum access to a fully furnished private office suite, conference room, lounge, and reception service. This lease expired on February 29, 2020.

Since February 26, 2020, Wookey has provided us the use of approximately 14,790 square feet of office space at 765 Beach Street, San Francisco, California free of charge.

We consider our current principal office space arrangement adequate for our needs through the next twelve months, and, should it be needed, suitable additional space will be available to accommodate expansion of the Company’s operations on commercially reasonable terms, although there can be no assurance in this regard.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been quoted on the OTC Pink Market maintained by OTC Markets under the symbol “RGMP” since approximately May 2019. Notwithstanding such quotations, only an extremely limited number of shares of common stock have traded to date and the Company does not believe that high and low bid information relating to the historical trading results of the Company would provide meaningful information to readers. From May 29, 2019 to December 31, 2019, the Company’s common stock has traded from between $0.08 and $0.35 per share on very limited volume. The market for our common stock is likely to be highly illiquid and sporadic for the foreseeable future.

Holders of Our Common Stock and Preferred Stock

As of April 10, 2020, we had 23,950,000 shares of common stock outstanding, held by 31 stockholders of record, no shares of Preferred Stock issued or outstanding.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business, or;

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the financial statements and related notes in “Item 8. Financial Statements and Supplemental Data“ of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors“ of this report for the discussion of risk factors.

Plan of Operations

We had working capital of $6,644 as of December 31, 2019. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months.

The Company anticipates that in the near future, it will continue pursuing its business of procuring unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies for subsequent reworking and/or production in a wide variety of media with intent to resell back to the entertainment community for profit.

Separately, on February 26, 2020, Wookey acquired 20,000,000 shares of the restricted common stock of the Company, which represented 87% of the Company’s outstanding shares and resulted in a change of control of the Company. Wookey, through its wholly-owned subsidiary Wookey Project Corp, is engaged in the operation of a virtual reality platform known as Sansar, which is focused on hosting live musical performances online using virtual reality technology. The Company anticipates that it will enter into a transaction with Wookey in the future, the result of which will be that the business of the Company will change to that of Wookey, provided that no definitive agreements or understandings have been entered into or agreed to, to date. Whether or not a transaction with Wookey closes, the Company intends to pursue the acquisition and development of intellectual properties in in a wide variety of media.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2019 compared to the Year ended December 31, 2018.

We had $6,300 in revenues for the year ended December 31, 2019 and $21,400 for the year ended December 31, 2018. Our revenue change is a result of the normal timing of the completion of scripts, with less scripts completed in the twelve month period ended December 31, 2019 versus the twelve month period ended December 31, 2018.

Our operating expenses for the year ended December 31, 2019 were $41,880, which consisted of amortization of intangible assets of $364, legal and professional fees of $38,151 and general and administrative expenses of $3,365. For the year ended December 31, 2018, our operating expenses were $17,955 which consisted of amortization of intangible assets of $600, legal and professional fees of $8,100 and general and administrative expenses of $9,255. Our operating expenses are primarily due to normal business operations and increased due to professional fees incurred in listing the Company’s stock.

We had a net loss of $36,380 for the year ended December 31, 2019, compared to net income of $1,998 for the year ended December 31, 2018. The increase in net loss is primarily due to the decrease in sales of recycled intellectual properties, and increased professional fees incurred in listing the Company’s stock.

Liquidity and Capital Resources

The Company’s cash position was $7,444 at December 31, 2019, compared to $47,295 at December 31, 2018. As of December 31, 2019, the Company had current assets of $7,444 and current liabilities of $800 compared to $47,295 and $3,635, respectively, as of December 31, 2018. This resulted in working capital of $6,644 at December 31, 2019, and $43,660 at December 31, 2018.

Net cash used in operating activities amounted to $38,851 for the year ended December 31, 2019, compared to providing net cash of $4,045 for the year ended December 31, 2018. This is primarily due to an increase in net loss to $36,380 for the year ended December 31, 2019, compared to net income of $1,998, for the year ended December 31, 2018.

Net cash used in investing activities amounted to $1,000 and $800 for the years ended December 31, 2019 and 2018, respectively, solely representing the purchase of intangible assets.

Net cash provided by financing activities amounted to $0 and $29,500 for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities for the year ended December 31, 2018, solely represented $29,500 raised through the sale of 2,950,000 shares of common stock at an offering price of $0.01 per share in our initial public offering.

 We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to curtail or abandon our business operations, and any investment in the Company could become worthless.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in “Note 1 - Summary of Significant Accounting Policies” to the financial statements included herein.

Critical Accounting Policies:

Emerging Growth Company. Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 1 - Summary of Significant Accounting Policies” to the Notes to Financial Statements included herein.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Regnum Corp.

Financial Statements

To the Shareholders and

Board of Directors

of Regnum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regnum Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

Bayville, NJ

April 14, 2020

We have served as the Company’s auditor since 2017

361 Hopedale Drive SE Bayville, NJ 08721	P (732) 822-4427 F (732) 510-0665

REGNUM CORP

Balance Sheet

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS

Cash	$7,444	$47,295

Total Current Assets	7,444	47,295

OTHER ASSETS

Intangible assets	$1,036	$400

Total Other Assets	1,036	400

TOTAL ASSETS	$8,480	$47,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued taxes payable	$800	$2,310
Account payable - related party	-	1,325

Total Current Liabilities	800	3,635

TOTAL LIABILITIES	800	3,635

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 shares issued and outstanding, respectively	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings	(33,820)	2,560

Total Stockholders’ Equity	7,680	44,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,480	$47,695

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

REVENUES	$6,300	$21,400

OPERATING EXPENSES
Amortization of intangible assets	364	600
Legal and professional fees	38,151	8,100
General and administrative	3,365	9,255

Total Operating Expenses	41,880	17,955

INCOME (LOSS) FROM OPERATIONS	(35,580)	3,445

OTHER EXPENSES	-	-

INCOME (LOSS) BEFORE TAXES	(35,580)	3,445

INCOME TAX EXPENSE	800	1,447

NET INCOME (LOSS)	$(36,380)	$1,998

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,950,000	21,130,548

The accompanying notes are an integral part of these financial statements

REGNUM CORP

Statements of Stockholders’ Equity (Deficit)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2017	20,000,000	$20,000	$(8,000)	$562	$12,562

Common stock issued for cash	2,950,000	2,950	26,550	-	29,500

Net income for the year ended December 31, 2018	-	-	-	1,998	1,998

Balance, December 31, 2018	22,950,000	22,950	18,550	2,560	44,060

Net loss for the year ended December 31, 2019	-	-	-	(36,380)	(36,380)

Balance, December 31, 2019	22,950,000	$22,950	$18,550	$(33,820)	$7,680

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

OPERATING ACTIVITIES
Net income (loss)	$(36,380)	$1,998
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid on the Company’s behalf by a related-party	-	-
Amortization of intangible assets	364	600
Changes in operating assets and liabilities:
Accrued taxes payable	(1,510)	1,447
Account payable - related party	(1,325)	-

Net Cash Provided By (Used In) Operating Activities	(38,851)	4,045

INVESTING ACTIVITIES
Purchase of intangible assets	(1,000)	(800)

Net Cash Used in Investing Activities	(1,000)	(800)

FINANCING ACTIVITIES
Common stock issued for cash	-	29,500

Net Cash Provided by Financing Activities	-	29,500

NET INCREASE (DECREASE) IN CASH	(39,851)	32,745

CASH AT BEGINNING OF PERIOD	47,295	14,550

CASH AT END OF PERIOD	$7,444	$47,295

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Financial Statements

December 31, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Regnum Corp. (the “Company”) was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. The Company’s business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 22,950,000 shares of common stock outstanding as of December 31, 2019. The Company had no potential dilutive shares of common stock as of December 31, 2019.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within six months.

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

REGNUM CORP

Notes to Financial Statements

December 31, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company capitalizes the costs of acquiring intellectual property. The Company amortizes these costs over the costs in the same expected ratio as the associated ultimate revenue.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under Accounting Standards Codification (ASC) 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2019, there has been no interest expense or penalties related to unrecognized tax benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers” which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the pronouncement under the modified retrospective method of transition in the first quarter of 2018. The adoption of the new standard did not have a material effect on the overall timing or amount of revenue recognized.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

REGNUM CORP

Notes to Financial Statements

December 31, 2019 and 2018

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

3. STOCKHOLDERS’ EQUITY

As of December 31, 2019, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

During the year ended December 31, 2018, the Company issued 2,950,000 shares of common stock to various investors for cash at $0.01 per share, resulting in aggregate proceeds of $29,500.

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company paid $1,325 to an officer as a full reimbursement for advances made to the Company and organizational expenses paid for on the Company’s behalf in 2016.

REGNUM CORP

Notes to Financial Statements

December 31, 2019 and 2018

5. INCOME TAXES

Income tax expense consists of the following:

	December 31,
	2019	2018
Federal	$-	$222
State	800	1,225
Total	$800	$1,447

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	December 31,
	2019	2018
Federal tax at statutory rate	$-	$345
State taxes, net of federal benefit	-	(123)
Net operating loss carryforward	-	-
Total	$-	$222

6. CONCENTRATION

For the years ended December 31, 2019 and 2018, revenues consisted of sales to five and eight customers, respectively.

7. SUBSEQUENT EVENTS

On February 5, 2020, Ocean Ave Holdings, LLC (“Ocean”) which is owned and controlled by Ms. Tiffani Jones (the Company’s former sole officer and director), sold 20,000,000 shares of restricted common stock of the Company in consideration for $345,000, to Tri Capital Energy Corporation (“Tri Capital”), pursuant to an Agreement for the Purchase of Common Stock. The shares which were sold represented 87% of the Company’s then outstanding shares, which resulted in a change of control of the Company.

Tri Capital is controlled by Gary Allen and Mark Gustavson, its directors and its Chief Executive Officer and Chief Financial Officer, respectively.

Subsequently, on February 26, 2020, Tri Capital sold all 20,000,000 shares of the restricted common stock of the Company which it acquired pursuant to the February 5, 2020 Agreement for the Purchase of Common Stock to Wookey Search Technologies Corporation (“Wookey”), pursuant to a Stock Purchase Agreement. Consideration for the acquisition of the shares was $50,000 in cash and a promissory note (secured by the 20 million shares of the Company purchased pursuant to the agreement) in the amount of $400,000. A $200,000 principal payment is due under the note on the earlier of (a) March 15, 2020; and (b) two business days after either the Company or Wookey has raised $1 million, subject to a thirty day extension as part of the first extension option discussed below (which amount has not been paid to date, but which due date has been mutually extended by the parties) and the note is due and payable on the earlier of April 1, 2020 (which date may be extended for up to two 30 day periods in the event an extension fee of $10,000 is paid for each extension) and two business days after either the Company or Wookey has raised $2 million. Subsequent to entering into the note, the parties mutually verbally agreed that Wookey would pay an extension fee of $20,000 to Tri Capital on or before April 6, 2020, in consideration for an extension of the due date of the note to May 1, 2020, which amount has not been paid to date. The note contains standard and customary events of default. Upon the occurrence of an event of default under the note, Tri Capital can exercise its rights under a pledge agreement entered into between Tri Capital and Wookey and re-take control and ownership of the 20 million shares of the Company, and therefore take back control of the Company.

REGNUM CORP

Notes to Financial Statements

December 31, 2019 and 2018

7. SUBSEQUENT EVENTS (CONTINUED)

Additionally, the parties entered into a Voting Agreement whereby Wookey provided voting control over the 20 million shares of Company common stock. Such Voting Agreement terminates automatically upon the payment in full of the $400,000 promissory note. As such, Tri Capital continues to exercise voting control over the Company.

Wookey is controlled by Mark Gustavson, its Chief Executive Officer, director and holder of approximately 43% of its outstanding voting securities.

On February 12, 2020, Tiffani Jones, the former sole director and officer of the Company, who resigned from such positions, entered into a Consulting Agreement with the Company (the “Consulting Agreement”), whereby Ms. Jones agreed to perform consulting services on a part-time basis for thirty days (beginning February 12, 2020) for $3,750, plus the reimbursement of certain travel expenses. The agreement can be extended for up to two additional thirty-day periods for $3,750 each with the mutual consent of the parties. The agreement can be terminated by the Company at any time. The agreement contains customary confidentiality, liability limitation and similar provisions. The agreement has been extended and is currently in effect.

On March 27, 2020, the Company agreed to issue 1 million shares of restricted common stock to Gary Allen (who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020 in consideration for services rendered and agreed to be rendered by Mr. Allen to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer) and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2019, our internal control over financial reporting were not effective, due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting was not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company has begun to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, which was appointed on February 27, 2020, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Principal Executive Officer and Principal Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, subsequent to December 31, 2019, Robert J. Stubblefield was appointed to serve as the Company’s Chief Financial Officer and will work to address and remediate these issues in the first half of 2020.

 ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company. The officers and director of the Company are as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Mark J. Gustavson	51	Chief Executive Officer, Secretary and Director	February 2020
Robert J. Stubblefield	56	Chief Financial Officer and Treasurer	February 2020
Ross Meador	65	Vice President and General Counsel	March 2020

Our director(s) and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of shareholders) and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock or stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of the person listed above is as follows:

Mark J. Gustavson, Chief Executive Officer, Secretary and Director

Mark Gustavson has served as the Chief Executive Officer, Secretary and Director of the Company since February 27, 2020. Mr. Gustavson has served as the Chief Financial Officer of Tri Capital Energy Corporation since June 2019. Tri Capital Energy Corporation is focused on the rapid development of niche oil and gas assets and salt water recovery and disposal primarily in Texas. From March 2015 to May 2019, Mr. Gustavson served as the Chief Financial Officer, Director and Founder of Wookey Search Technologies Corporation. Mr. Gustavson has continued to serve Wookey Search Technologies Corporation as a Senior Adviser since May 2019. From July 2016 to August 2017, Mr. Gustavson served as Chief Financial Officer and Director of Sharkreach Corporation. Mr. Gustavson received a Bachelor of Science degree from the University of Oregon.

Robert J. Stubblefield Chief Financial Officer and Treasurer

Robert Stubblefield has served as the Company’s Chief Financial Officer and Treasurer since February 27, 2020. Since February of 2019, Mr. Stubblefield has served as the Chief Financial Officer of Sherpa Digital Media Inc., a company providing a platform for secure live and on-demand enterprise video communications based in San Mateo, California. From November of 2017 to January of 2019, Mr. Stubblefield served on a contract basis as the Chief Financial Officer of Opya, Inc., a company providing clinical services to autistic children and youth and developing software and digital tools to help clinicians and parents create the best outcomes. Prior to that, from July 2016 to June 2017, Mr. Stubblefield served as the Chief Financial Officer and Chief Operating Officer of Jobscience, Inc., a company providing staffing and recruitment software based in San Francisco, California. From 2014 to June of 2016, Mr. Stubblefield served as a contract Chief Financial Officer and Vice President of Finance to multiple start-ups and a growth company including Rafter, Inc. (September 2014 to November 2015), a venture capital-backed managed services growth company providing textbooks and courseware for higher education with four lines of business with both B2B and B2C revenue. From 2013 to 2014, Mr. Stubblefield served as the Chief Financial Officer of Findly Talent LLC, a private equity-backed provider of SaaS-based recruiting and talent management applications located in San Francisco, California. From 2006 to 2012, Mr. Stubblefield served as the Senior Director of Finance (2006-2008), Vice President of Finance (2008-2010) and Chief Financial Officer and Corporate Secretary (2010-2012) of Qumu, Inc., a venture capital-backed early stage enterprise software company offering perpetual, SaaS and appliance licensing models located in San Bruno, California. From 2001 to 2006, Mr. Stubblefield served as the Director of Sales Operations for iManage Inc. (purchased by Interwoven in 2003) and Interwoven, Inc., both of which were publicly-traded enterprise software companies with a perpetual license model located in Foster City and Santa Clara, California, respectively. Prior to that, he provided services as a Controller of Sales and Professional Services (Mycio.com/Network Associates); as Division Finance Officer and Controller (Wells Fargo Bank N.A. - San Francisco, California), and served as an Audit Supervisor (Hemming Morse, Inc. in San Francisco, California). Mr. Stubblefield obtained his Bachelors of Science degree in Business Administration from California State University, East Bay (Hayward, California) with a focus in accounting.

Ross Meador Vice President and General Counsel

Mr. Meador has served as the Vice President and General Counsel of the Company since March 29, 2020. He has been a legal advisor to Wookey since October 2014 and was appointed Vice President and General Counsel on January 2, 2019. Mr. Meador has worked as a corporate lawyer for over 30 years, and has held the position of Partner at CKR Law (November 2017- May 2019), TechLaw (January 2014 - October 2017), Meador & Engle (formerly Rogers & Meador) (January 2003 - December 2014), and Preston Gates & Ellis (now K&L Gates) (May 2001-December 2002). Earlier in his career, he worked as an attorney for Morrison & Foerster for 13 years, much of that time on secondment to Korea’s largest law firm, Kim & Chang, in Seoul, Korea and to SSEK in Jakarta Indonesia. He also worked for Vietnam’s largest law firm, VILAF Hong Duc, in Ho Chi Minh City, Viet Nam.

Mr. Meador is active in the California Bar Association, serving on the Executive Committee of the International Law Section. He also served as Chairman of the Legal Services Committee of the American Chamber of Commerce in Korea, as President of the Korean American Chamber of Commerce in San Francisco, and as Entrepreneur in Residence at the CSU Fullerton Business School.

Mr. Meador’s humanitarian work includes opening the wartime office of Friends of Children of Vietnam. His organization has been nominated twice for the Presidential Medal of Freedom.

Mr. Meador obtained his Bachelor of Arts Degree from the University of California San Diego and his Juris Doctorate from The University of California, Berkeley, School of Law.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s shareholders. Currently the Board of Directors has determined not to appoint a Chairman of the Board of Directors.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Board meetings; annual meeting attendance

In 2019, the Board of Directors held at least one board meeting per quarter to discuss operations and various management issues. Ms. Jones, our sole director during 2019, attended each meeting.

Shareholder Communications with the Board

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 765 Beach Street, San Francisco, CA 94109, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify the members of our Board of Directors as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics and Code of Conduct

We have not adopted a Code of Ethics, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Delinquent Section 16(a) Reports

Not applicable as the Company does not have any securities registered under Section 12 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary($)	Bonus($)	Stock Awards($)#	Option Awards($)#	All Other Compensation($)	Total($)

Tiffani Jones,	2019	—	—	—	—	—	—
CEO	2018	—	—	—	—	—	—

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2019.

#

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

We do not have any outstanding options, warrants or other securities which provide for the issuance of additional shares of our common stock as compensation for services of directors or officers.

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

Director’s compensation

At present we do not pay our director for attending meetings of our Board of Directors, although we may adopt a director compensation policy in the near future.

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2019 or through the date of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 10, 2020 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 23,950,000 shares outstanding as of April 10, 2020, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 765 Beach Street, San Francisco, California 94109.

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock
Mark J. Gustavson (1)(3)	20,000,000	83.5%
Robert J. Stubblefield	-	-%
Ross Meador	-	-%
All of the officers and director as a group (three persons)	20,000,000	83.5%

5% Shareholders

Wookey Search Technologies, Inc. (1)(3)	20,000,000	83.5%
Tri Capital Energy Corporation (2)(3)	20,000,000	83.5%

(1)

Address is 765 Beach Street, San Francisco, California 94109. Wookey is controlled by Mr. Mark J. Gustavson, its Chief Executive Officer and as such, Mr. Gustavson is deemed to beneficially own the securities held by Wookey. The 20 million shares held by Wookey are pledged to Tri Capital to secure amounts owed under the $400,000 promissory note discussed below under “Chance in Control Arrangements”.

(2)

Address is One Galleria Tower, 13355 Noel Road, Suite 1100, Dallas Texas 75240.Tri Capital is controlled by Mr. Gary Allen, its Chief Executive Officer who is deemed to beneficially own the shares which can be voted by Tri Capital.

(3)

As discussed below under “Chance in Control Arrangements”, on March 27, 2020, Tri Capital and Wookey entered into a Voting Agreement whereby Wookey provided voting control over the 20 million shares of Company common stock held by Wookey until the payment in full of the $400,000 promissory note owed by Tri Capital to Wookey (as discussed below). As such, Tri Capital continues to exercise voting control over the Company and the 20,000,000 shares of common stock held by Wookey. Additionally, Mark Gustavson, the 46% owner of Tri Capital provided Mr. Gary Allen a voting agreement to vote his ownership in Tri Capital until such time as the $400,000 promissory note has been fully paid.

Change in Control Arrangements

On February 5, 2020, Ocean Ave Holdings, LLC which is owned and controlled by Ms. Jones, our former sole officer and director, sold 20,000,000 shares of restricted common stock of the Company in consideration for $345,000, to Tri Capital Energy Corporation (“Tri Capital”), pursuant to an Agreement for the Purchase of Common Stock. The shares which were sold represented 87% of the Company’s then outstanding shares, which resulted in a change of control of the Company.

Tri Capital is controlled by Gary Allen and Mark Gustavson, its directors and its Chief Executive Officer and Chief Financial Officer, respectively.

Subsequently, on February 26, 2020, Tri Capital sold all 20,000,000 shares of the restricted common stock of the Company which it acquired pursuant to the February 5, 2020 Agreement for the Purchase of Common Stock to Wookey Search Technologies Corporation (“Wookey”), pursuant to a Stock Purchase Agreement. Consideration for the acquisition of the shares was $50,000 in cash and a promissory note (secured by the 20 million shares of the Company purchased pursuant to the agreement) in the amount of $400,000. A $200,000 principal payment is due under the note on the earlier of (a) March 15, 2020; and (b) two business days after either the Company or Wookey has raised $1 million, subject to a thirty day extension as part of the first extension option discussed below (which amount has not been paid to date, but which due date has been mutually extended by the parties) and the note is due and payable on the earlier of April 1, 2020 (which date may be extended for up to two 30 day periods in the event an extension fee of $10,000 is paid for each extension) and two business days after either the Company or Wookey has raised $2 million. Subsequent to entering into the note, the parties mutually verbally agreed that Wookey would pay an extension fee of $20,000 to Tri Capital on or before April 6, 2020, in consideration for an extension of the due date of the note to May 1, 2020, which amount has not been paid to date. The note contains standard and customary events of default. Upon the occurrence of an event of default under the note, Tri Capital can exercise its rights under a pledge agreement entered into between Tri Capital and Wookey and re-take control and ownership of the 20 million shares of the Company, and therefore take back control of the Company.

Additionally, the parties entered into a Voting Agreement whereby Wookey provided voting control over the 20 million shares of Company common stock. Such Voting Agreement terminates automatically upon the payment in full of the $400,000 promissory note. As such, Tri Capital continues to exercise voting control over the Company. Additionally, Mark Gustavson, the 46% owner of Tri Capital provided Mr. Allen a voting agreement to vote his ownership in Tri Capital until such time as the $400,000 promissory note has been fully paid.

Wookey is controlled by Mark Gustavson, its Chief Executive Officer, director and holder of approximately 43% of its outstanding voting securities.

Equity Compensation Plan Information

We have no equity compensation plans or outstanding options or restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the best of the Company’s knowledge, there have been no transactions since January 1, 2017, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest, except as disclosed below or as set forth above under “Item 1. Business“ – “Recent Transactions and Changes of Control“, which information and disclosures are incorporated in this Item 13. Certain Relationships and Related Transactions and Director Independence by reference in their entirety.

During the year ended December 31, 2019, the Company paid $1,325 to its sole officer and director, Tiffani Jones, as a full reimbursement for advances made to the Company and organizational expenses paid for on the Company’s behalf in 2016.

Director independence

Currently, none of the members of the Board of Directors are considered “independent” board members.

Conflict of Interest

The officers and directors of the Company are not involved in other business activities but may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of the Company must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid during the years ended December 31, 2019 and 2018, for professional services rendered by Boyle CPA, LLC, our independent public accountant, for the audit and reviews of our financial statements for the periods ended March 31, June 30, September 30, 2019, and December 31, 2019 and 2018:

Accounting Fees and Services

	2019	2018
Audit Fees	$3,750	$2,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$3,750	$2,250

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

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGNUM CORP.

Date: April 14, 2020	By:	/s/ Mark J. Gustavson
Mark J. Gustavson
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2020	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark J. Gustavson	By:	/s/ Robert J. Stubblefield
	Mark J. Gustavson Chief Executive Officer (Principal Executive Officer) and Director		Robert J. Stubblefield Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	April 14, 2020	Date:	April 14, 2020

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper (2)

10.2	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell (2)

10.3	Literary Purchase Agreement dated May 10, 2018 between Regnum Corp. and Aaron Weiner (3)

10.4	Literary Purchase Agreement dated June 5, 2018 between Regnum Corp. and Vanessa Wolfe (4)

10.5	Literary Purchase Agreement dated June 28, 2018 between Regnum Corp. and Jon Shapiro (5)

10.6	Literary Purchase Agreement dated September 27, 2018 between Regnum Corp and Jessica Johnson (6)

10.7	Literary Purchase Agreement dated November 28, 2018 between Regnum Corp. and Kelly Morgan (7)

10.8	Literary Purchase Agreement dated December 28, 2018 between Regnum Corp. and Scott Graham (8)

10.9	Literary Purchase Agreement dated March 4, 2019 between Regnum Corp. and Brandon Baker (9)

10.10	Literary Purchase Agreement dated May 14, 2019 between Regnum Corp. and Megan Fisher (10)

10.11	Literary Purchase Agreement dated August 20, 2019 between Regnum Corp. and Chris Witter (11)

10.12	Literary Purchase Agreement dated September 24, 2019 between Regnum Corp. and Marissa Carroll (12)

10.13	Literary Purchase Agreement dated December 16, 2019 between Regnum Corp. and Steven McKean (13)

10.14	Consulting Agreement dated February 12, 2020, by and between Tiffani Jones and Regnum Corp. (14)

10.15	Voting Agreement dated March 27, 2020, by and between Wookey Search Technologies Corporation and Tri Capital Energy Corporation (14)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________

* Filed herewith.

** Furnished herewith.

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

(9) Filed as an Exhibit to the Form 8-K, filed on March 6, 2019 and incorporated herein by reference.

(10) Filed as an Exhibit to the Form 8-K, filed on May 17, 2019 and incorporated herein by reference.

(11) Filed as an Exhibit to the Form 8-K, filed on August 22, 2019 and incorporated herein by reference.

(12) Filed as an Exhibit to the Form 8-K, filed on September 25, 2019 and incorporated herein by reference.

(13) Filed as an Exhibit to the Form 8-K, filed on December 18, 2019 and incorporated herein by reference.

(14) Filed as an Exhibit to the Form 8-K, filed on March 31, 2020 and incorporated herein by reference.

