Form 10-Q
period 2020-03-31
Regnum Corp.
filed 2020-04-29
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2020

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
(Address of principal executive offices) (Zip Code)

(844) 496-6539
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One).

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

As of April 27, 2020, the number of shares outstanding of the registrant’s common stock was 23,950,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP.
Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$7,444

Total Current Assets	-	7,444

OTHER ASSETS

Intangible assets	$1,036	$1,036

Total Other Assets	1,036	1,036

TOTAL ASSETS	$1,036	$8,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value, 5,000,000
shares authorized, 0 issued and outstanding	-	-
Common stock: $0.001 par value, 80,000,000
shares authorized, 23,950,000 and
22,950,000 shares issued and outstanding,
respectively	23,950	22,950
Additional paid-in capital	77,150	18,550
Retained earnings (accumulated deficit)	(100,064)	(33,020)

Total Stockholders’ Equity	1,036	8,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,036	$8,480

The accompanying notes are an integral part of these financial statements.

Table of Content

REGNUM CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

REVENUES	$-	$1,800

OPERATING EXPENSES
Amortization of intangible assets	-	57
Legal and professional fees	6,877	24,621
General and administrative	60,167	732

Total Operating Expenses	67,044	25,410

INCOME (LOSS) FROM OPERATIONS	(67,044)	(23,610)

OTHER EXPENSES	-	-

INCOME (LOSS) BEFORE TAXES	(67,044)	(23,610)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	(67,044)	(23,610)

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,004,945	22,950,000

The accompanying notes are an integral part of these financial statements

Table of Content

REGNUM CORP.
Statements of Stockholders’ Equity For the three months ended March 31, 2020 and 2019
(Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2019	22,950,000	$22,950	$18,550	$(33,020)	$8,480

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600

Net loss	-	-	-	(67,044)	(67,044)

Balance, March 31, 2020	23,950,000	$23,950	$77,150	$(100,064)	$1,036

Balance, December 31, 2018	22,950,000	$22,950	$18,550	$2,560	$44,060

Net income	-	-	-	(23,610)	(23,610)

Balance, March 31, 2019	22,950,000	$22,950	$18,550	$(21,050)	$20,450

The accompanying notes are an integral part of these financial statements.

Table of Content

REGNUM CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

OPERATING ACTIVITIES
Net (loss)	$(67,044)	$(23,610)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services rendered	59,600	-
Amortization of intangible assets	-	57
Changes in operating assets and liabilities:
Prepaid expenses	-	(3,409)

Net Cash Used In Operating Activities	(7,444)	(26,962)

NET DECREASE IN CASH	(7,444)	(26,962)

CASH AT BEGINNING OF PERIOD	7,444	47,295

CASH AT END OF PERIOD	$-	$20,333

The accompanying notes are an integral part of these financial statements.

Table of Content

REGNUM CORP.

Notes to Unaudited Condensed Financial Statements

March 31, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of Regnum Corp. (the “Company” or “Regnum”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, contained in the Company’s annual report, as filed with the SEC on Form 10-K on April 14, 2020 (the “Form 10-K”). The December 31, 2019 balance sheet was derived from the audited financial statements of our 2019 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 financial statements.  The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Nature of Business

The Company was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. The Company’s business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 shares of common stock outstanding as of March 31, 2020.  The Company had no potential dilutive shares of common stock as of March 31, 2020.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within six months of the date of purchase.

Table of Content

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through March 31, 2020, there has been no interest expense or penalties related to unrecognized tax benefits.

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

Table of Content

2. GOING CONCERN (Continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

3. STOCKHOLDERS’ EQUITY

As of March 31, 2020, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 23,950,000 shares are issued and outstanding.

As of March 31, 2020, the Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which none are issued and outstanding.

On March 27, 2020, the Company issued 1,000,000 shares of common stock to an individual who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020, as payment for services rendered.  The shares were valued at $0.0596 per share, being the market closing price for the shares on the date of issuance.

4. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, the Company paid $6,877 to its president and chief executive officer as compensation for executive services rendered through February 27, 2020.  As of March 31, 2020, the Company has no financial obligations to related parties.

5. INCOME TAXES

Income tax expense consists of the following:

March 31,
	2020	2019
Federal	$-	$-
State	-	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

March 31,
	2020	2019
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	$-	$-

Table of Content

6. CONCENTRATION

For the period from January 1, 2019 to March 31, 2020, revenues consisted of sales to five customers.

7. SIGNIFICANT EVENTS

Consulting Agreement

On February 12, 2020, Tiffani Jones, the former sole director and officer of the Company, entered into a Consulting Agreement with the Company, whereby Ms. Jones agreed to perform consulting services on a part-time basis for thirty days (beginning February 12, 2020) for $3,750, plus the reimbursement of certain travel expenses. The agreement can be extended for up to two additional thirty-day periods for $3,750 each with the mutual consent of the parties. The agreement can be terminated by the Company at any time.  As of March 31, 2020, the Company has paid Ms. Jones $6,877 pursuant to this consulting agreement. The agreement expired on March 13, 2020.

8. SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Table of Content

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our majority stockholder has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included in, or incorporation by reference in, “Risk Factors” below.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 14, 2020 (the “Annual Report”).

Certain capitalized terms used below and not otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included in “Part I. Financial Statements – Item 1. Financial Statements”, in this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Table of Content

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

Current Overview

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

Table of Content

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

Wookey is controlled by Mark Gustavson, its Chief Executive Officer, director and holder of approximately 53% of its outstanding voting securities.

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

Mr. Allen is the Chief Executive Officer and director of Tri Capital. Mr. Gustavson is the Chief Financial Officer and director of Tri Capital and the sole director and Chief Executive Officer of Wookey. Mr. Gustavson holds 3,750,000 shares or approximately 46% of the outstanding shares of common stock of Tri Capital and 12 million shares, or approximately 53% of the outstanding common stock of Wookey. Tri Capital holds 600,000 shares, or approximately 2% of the outstanding common stock of Wookey.

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

On March 27, 2020, the Company agreed to issue 1 million shares of restricted common stock to Gary Allen (who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020) in consideration for services rendered by Mr. Allen to the Company.

Plan of Operations

Since inception, we have acquired three bundles of various scripts and manuscripts from an independent production company and a producer at a deep discount for a total of $2,300, 21 of which were recycled and subsequently optioned off/sold for a total of $44,800.

Table of Content

We had no cash, no current assets and no liabilities as of March 31, 2020. We will need to raise additional funding in order to continue our operations and to pay the costs associated with being a public company, for the next 12 months, which funding may not be available on favorable terms, if at all.

The Company anticipates that in the near future, it will continue pursuing its business of procuring unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies for subsequent reworking and/or production in a wide variety of media with intent to resell back to the entertainment community for profit.

Separately, as discussed above, on February 26, 2020, Wookey acquired 20,000,000 shares of the restricted common stock of the Company, which represented 87% of the Company’s outstanding shares and resulted in a change of control of the Company. Wookey, through its wholly-owned subsidiary Wookey Project Corp, is engaged in the operation of a virtual reality platform known as Sansar, which is focused on hosting live musical performances online using virtual reality technology. The Company anticipates that it will enter into a transaction with Wookey in the future, the result of which will be that the business of the Company will change to that of Wookey, provided that no definitive agreements or understandings have been entered into or agreed to, to date. Whether or not a transaction with Wookey closes, the Company intends to pursue the acquisition and development of intellectual properties in a wide variety of media.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies are outlined in Note 1 to the notes to the unaudited condensed financial statements included herein.

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months ended March 31, 2019.

We had no revenues for the three months ended March 31, 2020, and $1,800 of revenues for the three months ended March 31, 2019. The decrease in revenue was primarily the result of a change in management and control of the Company, as discussed above, accompanied by less focus on sales activities during the first quarter of 2020. We hope to continue to generate revenue in the future relating to intellectual property sales as we continue to acquire and recycle IP for resale.

Our operating expenses for the three months ended March 31, 2020 were $67,044, compared to $25,410 for the comparable period of 2019.  Our 2020 operating expenses consisted of general and administrative expenses of $60,167 and legal and professional expenses of $6,877.  The legal and professional expenses consisted of a $6,877 payment made to the Company’s former officer and director for consulting services, and the general and administrative expenses included 1,000,000 shares of common stock (valued at $59,600) which were issued as payment for services rendered to our former director as discussed above.

For the three months ended March 31, 2019, our operating expenses were $25,410, which consisted of amortization of intangible assets of $57, legal and professional fees of $24,621 and general and administrative expenses of $732.

Table of Content

We had a net loss for the three months ended March 31, 2020 of $67,044, compared to a net loss of $23,610 for the three months ended March 31, 2019.  The increase in net loss is primarily due to the increase in operating expenses associated with the shares of common stock issued to a former board member during the current period.

Liquidity and Capital Resources

The Company had no cash or current assets as of March 31, 2020, compared to $7,444 of cash as of December 31, 2019. As of March 31, 2020, the Company had total assets of $1,036 and total liabilities of $-0-, compared to $8,480 and $-0-, respectively, as of December 31, 2019. This resulted in no working capital at March 31, 2020 and $7,444 of working capital at December 31, 2019.

Net cash used in operating activities amounted to $7,444 and $26,962 for the three months ended March 31, 2020 and 2019, respectively. This is primarily due to a net loss of $67,044 and $23,610, respectively for such periods.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Exchange Act. The Company intends to seek additional capital through the resale of the acquired intellectual properties. Financing options may be available to the Company either via a private placement or through the public sale of stock. There is no assurance, however, that the available funds will be available or adequate. The need for additional financing is likely to persist.

Additionally, as discussed above, the Company anticipates that it will enter into a transaction with Wookey in the future, the result of which will be that the business of the Company will change to that of Wookey, provided that no definitive agreements or understandings have been entered into or agreed to, to date. Whether or not a transaction with Wookey closes, the Company intends to pursue the acquisition and development of intellectual properties in a wide variety of media.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Mark J. Gustavson, our current Chief Executive Officer and Robert J. Stubblefield, our Principal Accounting Officer, are responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that, as of March 31, 2020, these disclosure controls and procedures were not effective in ensuring that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Table of Content

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that, effective February 27, 2020, Robert J. Stubblefield was appointed to serve as the Company’s Chief Financial Officer and will work to address and remediate the issues raised above in the first half of 2020.

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

Table of Content

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on April 14, 2020 (the “Form 10-K”), under the heading “Risk Factors” except as disclosed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We will require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had no cash or working capital as of March 31, 2020. As such, we will need to raise additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, and will also require additional funding to support our operations. We may also seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

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

Table of Content

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGNUM CORP.

Date: April 29, 2020	By:	/s/ Mark J. Gustavson
Mark J. Gustavson
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2020	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Table of Content

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

Table of Content

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

