Form 10-Q
period 2020-06-30
Regnum Corp.
filed 2020-10-13
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

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

As of October 9, 2020, the number of shares outstanding of the registrant’s common stock was 23,950,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP.

Balance Sheet

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS

Cash	$-	$7,444

Total Current Assets	-	7,444

OTHER ASSETS

Accounts receivable	$4,500	$-
Intangible assets, net	4,778	$1,036

Total Other Assets	9,278	1,036

TOTAL ASSETS	$9,278	$8,480

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$9,817	$-
Accounts payable - related party	38,615	-

Total Current Liabilities	48,432	-

TOTAL LIABILITIES	48,432	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock: $0.001 par value, 80,000,000 shares authorized, 23,950,000 and 22,950,000 shares issued and outstanding, respectively	23,950	22,950
Additional paid-in capital	77,150	18,550
Retained earnings (accumulated deficit)	(140,254)	(33,020)

Total Stockholders’ Equity (Deficit)	(39,154)	8,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,278	$8,480

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$4,500	$1,000	$4,500	$2,800

OPERATING EXPENSES
Amortization of intangible assets	2,258	57	2,258	114
Legal and professional fees	39,467	7,104	46,344	31,725
General and administrative	2,965	1,261	63,132	1,993

Total Operating Expenses	44,690	8,422	111,734	33,832

INCOME (LOSS) FROM OPERATIONS	(40,190)	(7,422)	(107,234)	(31,032)

OTHER EXPENSES	-	-	-	-

INCOME (LOSS) BEFORE TAXES	(40,190)	(7,422)	(107,234)	(31,032)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	(40,190)	(7,422)	(107,234)	(31,032)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,950,000	22,950,000	23,474,862	22,950,000

The accompanying notes are an integral part of these financial statements

REGNUM CORP

Statements of Stockholders' Equity (Deficit)

(Unaudited)

				Retained	Total
			Additional	Earnings	Stockholders'
	Common Stock		Paid-In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, December 31, 2019	22,950,000	$22,950	$18,550	$(33,020)	$8,480

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600

Net loss	-	-	-	(67,044)	(67,044)

Balance, March 31, 2020	23,950,000	23,950	77,150	(100,064)	1,036

Net loss	-	-	-	(40,190)	(40,190)

Balance, June 30, 2020	23,950,000	$23,950	$77,150	$(140,254)	$(39,154)

Balance, December 31, 2018	22,950,000	$22,950	$18,550	$2,560	$44,060

Net loss	-	-	-	(23,610)	(23,610)

Balance, March 31, 2019	22,950,000	22,950	18,550	(21,050)	20,450

Net loss	-	-	-	(7,422)	(7,422)

Balance, June 30, 2019	22,950,000	$22,950	$18,550	$(28,472)	$13,028

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

OPERATING ACTIVITIES
Net (loss)	$(107,234)	$(31,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services rendered	59,600	-
Amortization of intangible assets	2,258	114
Changes in operating assets and liabilities:
Accounts receivable	(4,500)	-
Accounts payable	9,817	(2,310)
Accounts payable-related party	38,615	-

Net Cash Used In Operating Activities	(1,444)	(33,228)

INVESTING ACTIVITIES
Cash paid for intangible assets	(6,000)	(1,000)

Net Cash Used In Investing Activities	(6,000)	(1,000)

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(7,444)	(34,228)

CASH AT BEGINNING OF PERIOD	7,444	47,295

CASH AT END OF PERIOD	$-	$13,067

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

Notes to Unaudited Condensed Financial Statements

 June 30, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 financial statements. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Nature of Business

The Company was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. The Company’s business model is based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in a wide variety of media with the intent to resell back to the entertainment community for a profit.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 shares of common stock outstanding as of June 30, 2020. The Company had no potential dilutive shares of common stock as of June 30, 2020.

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

Intangible Assets

The Company capitalizes the costs of acquiring intellectual property. The Company amortizes these charges in the same expected ratio as the associated ultimate revenue.

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

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through June 30, 2020, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

As of June 30, 2020, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 23,950,000 shares are issued and outstanding.

As of June 30, 2020, the Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which none are issued and outstanding.

On March 27, 2020, the Company issued 1,000,000 shares of common stock to an individual who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020, as payment for services rendered. The shares were valued at $0.0596 per share, being the market closing price for the shares on the date of issuance.

4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, the Company paid $6,877 to its president and chief executive officer as compensation for executive services rendered through March 31, 2020. Additionally, Wookey, a related party, made $38,615 in payments on behalf of the Company for trade accounts payable during the six months ended June 30, 2020.

5. INCOME TAXES

Income tax expense consists of the following:

June 30,
	2020	2019
Federal	$-	$-
State	-	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

June 30,
	2020	2019
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	$-	$-

6. CONCENTRATION

For the period from January 1, 2019 to June 30, 2020, revenues consisted of sales to six customers.

7. SIGNIFICANT EVENTS

Consulting Agreement

On February 12, 2020, Tiffani Jones, the former sole director and officer of the Company, entered into a Consulting Agreement with the Company, whereby Ms. Jones agreed to perform consulting services on a part-time basis for thirty days (beginning February 12, 2020) for $3,750, plus the reimbursement of certain travel expenses. The agreement can be extended for up to two additional thirty-day periods for $3,750 each with the mutual consent of the parties. The agreement can be terminated by the Company at any time. As of June 30, 2020, the Company has paid Ms. Jones $6,877 pursuant to this consulting agreement. The agreement terminated on March 31, 2020.

8. SUBSEQUENT EVENTS

On September 29, 2020, the Company entered into an option assignment agreement, whereby the Company sold its option to acquire all right, title, and interest in and to one screenplay, in consideration for $2,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our majority stockholder has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations;
●	health risks, economic slowdowns and rescissions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	future mergers, acquisitions and combinations; and
●	other risk factors included in, or incorporation by reference in, “Risk Factors” below.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations“ contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 14, 2020 (the “Annual Report”).

Certain capitalized terms used below and not otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included in “Part I. Financial Statements – Item 1. Financial Statements“, in this Quarterly Report on Form 10-Q.

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

Tri Capital is controlled by Gary Allen and Mark Gustavson, its directors and its Chief Executive Officer and Chief Financial Officer, respectively.

Subsequently, on February 26, 2020, Tri Capital sold all 20,000,000 shares of the restricted common stock of the Company which it acquired pursuant to the February 5, 2020 Agreement for the Purchase of Common Stock, to Wookey Technologies Corporation (former Wookey Search Technologies Corporation) (“Wookey”), pursuant to a Stock Purchase Agreement. Consideration for the acquisition of the shares was $50,000 in cash and a promissory note (secured by the 20 million shares of the Company purchased pursuant to the agreement) in the amount of $400,000. A $200,000 principal payment was due under the note on the earlier of (a) March 15, 2020; and (b) two business days after either the Company or Wookey had raised $1 million, subject to a thirty day extension as part of the first extension option discussed below (which amount has not been paid to date, but which due date was mutually extended by the parties) and the note was due and payable on the earlier of April 1, 2020 (which date could be extended for up to two 30 day periods in the event an extension fee of $10,000 was paid for each extension) and two business days after either the Company or Wookey had raised $2 million. Subsequent to entering into the note, the parties mutually verbally agreed that Wookey would pay an extension fee of $20,000 to Tri Capital on or before April 6, 2020, in consideration for an extension of the due date of the note to May 1, 2020, which amount was not paid by such date. Wookey paid Tri Capital $10,000 on May 21, 2020 and $10,000 on June 1, 2020, in consideration for extensions of the note, which payments did not reduce the principal amount of the note. Wookey previously advanced Tri Capital $100,000 on January 16, 2020, which amount reduced the principal balance of the note to $300,000. As of the date of this filing, Wookey and Tri Capital are in discussions regarding the due date of the note. The note contains standard and customary events of default. Upon the occurrence of an event of default under the note, Tri Capital can exercise its rights under a pledge agreement entered into between Tri Capital and Wookey and re-take control and ownership of the 20 million shares of the Company, and therefore take back control of the Company.

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

On February 12, 2020, Ms. Tiffani Jones, the former sole director and officer of the Company, who resigned from such positions as described below, entered into a Consulting Agreement with the Company (the “Consulting Agreement”), whereby Ms. Jones agreed to perform consulting services on a part-time basis for thirty days (beginning February 12, 2020) for $3,750, plus the reimbursement of certain travel expenses. The agreement can be extended for up to two additional thirty-day periods for $3,750 each with the mutual consent of the parties. The agreement can be terminated by the Company at any time. The agreement contains customary confidentiality, liability limitation and similar provisions. The agreement expired on March 31, 2020.

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

Mr. Allen is the Chief Executive Officer and a director of Tri Capital. Mr. Gustavson is the Chief Financial Officer and a director of Tri Capital and the sole director and Chief Executive Officer of Wookey. Mr. Gustavson holds 3,750,000 shares or approximately 46% of the outstanding shares of common stock of Tri Capital and 12 million shares, or approximately 50.3% of the outstanding common stock of Wookey. Tri Capital holds 600,000 shares, or approximately 2.5% of the outstanding common stock of Wookey.

On March 29, 2020, Mr. Ross Meador was appointed as the Vice President and General Counsel of the Company. Mr. Meador holds 1,750,000 shares or approximately 7.3% of the outstanding common stock of Wookey and serves as the Vice President and General Counsel of Wookey.

Effective on March 27, 2020, Mr. Allen resigned as a member of the Board of Directors of the Company, leaving Mr. Gustavson as the sole member of the Board of Directors.

On March 27, 2020, the Company agreed to issue 1 million shares of restricted common stock to Gary Allen (who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020) in consideration for services agreed to be rendered and agreed to be rendered by Mr. Allen to the Company.

Plan of Operations

Since inception, we have acquired three bundles of various scripts and manuscripts from an independent production company and a producer at a deep discount for a total of $2,300, 21 of which were recycled and subsequently optioned off/sold for a total of $44,800.

Between May 9, 2020 and June 11, 2020, the Company entered into six option agreements to acquire all right, title, and interest in, and to, various screenplays written by two different authors, by paying $1,000 pursuant to each option agreement. The screenplays are entitled “Confessions”, “Battle Realm”, “Acts of Contrition”, “Terminal Island”, “Future Monster Hunters of America”, and “The Wow”. The option agreements provide the Company the exclusive right for a period of six months (extendable thereafter for additional six-month terms at a cost of $1,000 each) to acquire such screenplays by paying additional consideration based on a percentage of the budget of, final determination of the credit for the writer of, and net proceeds of, any movie produced from such screenplays, and various other royalties in the event the screenplays are made into television series. The agreements also provide the sellers the first opportunity to provide writing services in connection with each screenplay which requires additional services. The terms of such option agreements are described in the form of option agreement attached as Exhibit 10.16 hereto.

On June 16, 2020, the Company entered into two option assignment agreements, whereby the Company sold its option to acquire all right, title, and interest in and to two screenplays, each in consideration for $2,250. The terms of such option assignment agreements are described further in Exhibits 10.17 and 10.18 filed herewith.

We had no cash, no current assets and $48,432 of liabilities as of June 30, 2020. We will need to raise additional funding in order to continue our operations and to pay the costs associated with being a public company, for the next 12 months, which funding may not be available on favorable terms, if at all.

The Company is continuing to pursue its business of procuring unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies for subsequent reworking and/or production in a wide variety of media with intent to resell back to the entertainment community for profit and may also seek to enter into an acquisition, merger or business combination, which will likely result in a change in its business focus.

Separately, as discussed above, on February 26, 2020, Wookey acquired 20,000,000 shares of the restricted common stock of the Company, which represented 87% of the Company’s outstanding shares and resulted in a change of control of the Company. Wookey, through its wholly-owned subsidiary Wookey Project Corp, is engaged in the operation of a virtual reality platform known as Sansar, which is focused on hosting live musical performances online using virtual reality technology. The Company continues to evaluate entering into a transaction with Wookey in the future, the result of would be that the business of the Company would change to that of Wookey. The Company may however enter into other acquisitions, mergers or combinations in the future, pursuant to which the Company’s business focus may change, provided that no definitive agreements or understandings have been entered into or agreed to, to date. Whether or not a transaction is entered into and/or closes, the Company intends to continue to pursue the acquisition and development of intellectual properties in a wide variety of media.

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

Results of Operations for the Three Months Ended June 30, 2020 compared to the Three Months ended June 30, 2019.

We had $4,500 of revenues for the three months ended June 30, 2020, and $1,000 of revenues for the three months ended June 30, 2019. The increase in revenues was the result of the Company selling its option to acquire all right, title, and interest in and to two screenplays during the second quarter of 2020. We hope to continue to generate revenue in the future relating to intellectual property sales as we continue to acquire and recycle IP for resale.

Our operating expenses for the three months ended June 30, 2020 were $44,690, compared to $8,422 for the comparable period of 2019. Our 2020 operating expenses consisted of general and administrative expenses of $2,965, legal and professional expenses of $39,467, and amortization of intangible assets of $2,258. The legal and professional expenses consisted of fees paid in connection with preparation and review of our SEC filings as well as other corporate and securities matters.

For the three months ended June 30, 2019, our operating expenses were $8,422, which consisted of amortization of intangible assets of $57, legal and professional fees of $7,104 and general and administrative expenses of $1,261.

We had a net loss for the three months ended June 30, 2020 of $40,190, compared to a net loss of $7,422 for the three months ended June 30, 2019. The increase in net loss is primarily due to the increase in operating expenses associated with the increase in legal fees for the current period, compared to the prior year’s period.

Results of Operations for the Six Months Ended June 30, 2020 compared to the Six Months ended June 30, 2019.

We had $4,500 of revenues for the six months ended June 30, 2020, and $2,800 of revenues for the six months ended June 30, 2019. The increase in revenue was primarily the result of the Company selling its option to acquire all right, title, and interest in and to two screenplays. We hope to continue to generate revenue in the future relating to intellectual property sales as we continue to acquire and recycle IP for resale.

Our operating expenses for the six months ended June 30, 2020 were $111,734, compared to $33,832 for the comparable period of 2019. Our 2020 operating expenses consisted of general and administrative expenses of $63,132, legal and professional expenses of $46,344, and amortization of intangible assets of $2,258. The general and administrative expenses consisted of a $6,877 payment made to the Company’s former officer and director for consulting services, as well as the issuance of 1,000,000 shares of common stock (valued at $59,600) which were issued as payment for services rendered to our former director as discussed above.

For the six months ended June 30, 2019, our operating expenses were $33,832, which consisted of amortization of intangible assets of $114, legal and professional fees of $31,725 and general and administrative expenses of $1,993.

We had a net loss for the six months ended June 30, 2020 of $107,234, compared to a net loss of $31,032 for the six months ended June 30, 2019. The increase in net loss is primarily due to the increase in operating expenses associated with the shares of common stock issued to a former board member during the current period, and the increase in legal and professional expenses.

Liquidity and Capital Resources

The Company had no cash or current assets as of June 30, 2020, compared to $7,444 of cash as of December 31, 2019. As of June 30, 2020, the Company had total assets of $9,278 and total liabilities of $48,432, compared to $8,480 and $-0-, respectively, as of December 31, 2019. This resulted in negative working capital of $48,432 at June 30, 2020 and $7,444 of working capital at December 31, 2019.

As of June 30, 2020, we owed $38,615 to Wookey, a related party, in connection with advances made to us by such related party, which amounts are not evidenced by any note, are due on demand and which accrue no interest.

Net cash used in operating activities amounted to $1,444 and $33,228 for the six months ended June 30, 2020 and 2019, respectively. This is primarily due to net losses of $107,234 and $31,032, respectively for such periods.

Net cash used in investing activities amounted to $6,000 and $1,000 for the six months ended June 30, 2020 and 2019, and solely represented cash paid for intangible assets.

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

Additionally, as discussed above, the Company anticipates that it will enter into a merger, acquisition or combination transaction in the future, pursuant to which it will change its business focus and its management will likely change, provided that no definitive agreements or understandings have been entered into or agreed to, to date. Whether or not a transaction is entered into, or closes, the Company intends to continue to pursue the acquisition and development of intellectual properties in a wide variety of media.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that, as of June 30, 2020, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no cash as of June 30, 2020 and had a $43,449 working capital deficit. As such, we will need to raise additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, and will also require additional funding to support our operations. We may also seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

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

We May Choose to Enter into a Merger, Acquisition and/or Combination Transaction in the Future.

While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, we are currently in discussions regarding potential combination transactions. In the event that we do enter into a merger, acquisition or combination with a separate company in the future, new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. Currently, we no longer anticipate that we will enter into a transaction with Wookey in the future, and instead anticipate that we will enter into a transaction with a separate, non-related party, provided that no definitive agreements or understandings have been entered into or agreed to, to date. In the event that we enter into and close a merger, acquisition or combination transaction, our business focus and management will likely change and we can make no assurances that our new management will be able to properly manage our new direction or that a change in our business focus will be successful. If we do enter into a merger, acquisition or combination transaction, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger, acquisition or combination agreements as of the date of this filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended June 30, 2020 and from the period from July 1, 2020 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Between May 9, 2020 and June 11, 2020, the Company entered into six option agreements to acquire all right, title, and interest in, and to, various screenplays written by two different authors, by paying $1,000 pursuant to each option agreement. The screenplays are entitled “Confessions”, “Battle Realm”, “Acts of Contrition”, “Terminal Island”, “Future Monster Hunters of America”, and “The Wow”. The option agreements provide the Company the exclusive right for a period of six months (extendable thereafter for additional six-month terms at a cost of $1,000 each) to acquire such screenplays by paying additional consideration based on a percentage of the budget of, final determination of the credit for the writer of, and net proceeds of, any movie produced from such screenplays, and various other royalties in the event the screenplays are made into television series. The agreements also provide the sellers the first opportunity to provide writing services in connection with each screenplay which requires additional services. The terms of such option agreements are described in the form of option agreement attached as Exhibit 10.16 hereto.

On June 16, 2020, the Company entered into two option assignment agreements, whereby the Company sold its option to acquire all right, title, and interest in and to two screenplays, each in consideration for $2,250. The terms of such option assignment agreements are described further in Exhibits 10.17 and 10.18 filed herewith.

On September 29, 2020, the Company entered into an option assignment agreement, whereby the Company sold its option to acquire all right, title, and interest in and to one screenplay, in consideration for $2,250.

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

REGNUM CORP.

Date: October 13, 2020	By:	/s/ Mark J. Gustavson
Mark J. Gustavson
Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2020	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper (2)

10.2	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell (2)

10.3	Literary Purchase Agreement dated May 10, 2018 between Regnum Corp. and Aaron Weiner (3)

10.4	Literary Purchase Agreement dated June 5, 2018 between Regnum Corp. and Vanessa Wolfe (4)

10.5	Literary Purchase Agreement dated June 28, 2018 between Regnum Corp. and Jon Shapiro (5)

10.6	Literary Purchase Agreement dated September 27, 2018 between Regnum Corp and Jessica Johnson (6)

10.7	Literary Purchase Agreement dated November 28, 2018 between Regnum Corp. and Kelly Morgan (7)

10.8	Literary Purchase Agreement dated December 28, 2018 between Regnum Corp. and Scott Graham (8)

10.9	Literary Purchase Agreement dated March 4, 2019 between Regnum Corp. and Brandon Baker (9)

10.10	Literary Purchase Agreement dated May 14, 2019 between Regnum Corp. and Megan Fisher (10)

10.11	Literary Purchase Agreement dated August 20, 2019 between Regnum Corp. and Chris Witter (11)

10.12	Literary Purchase Agreement dated September 24, 2019 between Regnum Corp. and Marissa Carroll (12)

10.13	Literary Purchase Agreement dated December 16, 2019 between Regnum Corp. and Steven McKean (13)

10.14	Consulting Agreement dated February 12, 2020, by and between Tiffani Jones and Regnum Corp. (14)

10.15	Voting Agreement dated March 27, 2020, by and between Wookey Search Technologies Corporation and Tri Capital Energy Corporation (14)

10.16*	Form of Option Agreement to acquire rights with respect to an exclusive option to acquire all right, title, and interest in and to a screenplay

10.17*	Option Assignment Agreement dated June 16, 2020, by and between Regnum Corp. and Tracy Dong, Battle Realm

10.18*	Option Assignment Agreement dated June 16, 2020, by and between Regnum Corp. and Tracy Dong, Acts of Contrition

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

