Form 10-Q
period 2020-09-30
Regnum Corp.
filed 2021-02-03
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2020

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

As of February 2, 2021, the number of shares outstanding of the registrant’s common stock was 23,950,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGNUM CORP
Balance Sheet

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$7,444

Total Current Assets	-	7,444

OTHER ASSETS

Accounts Receivable	$2,250	$-
Intangible assets, net	1,050	1,036

Total Other Assets	3,300	1,036

TOTAL ASSETS	$3,300	$8,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$17,210	$-
Accrued taxes payable	800	800
Accounts payable - related party	34,966	-

Total Current Liabilities	52,976	800

TOTAL LIABILITIES	$52,976	$800

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock: $0.001 par value, 80,000,000 shares authorized, 23,950,000 and 22,950,000 shares issued and outstanding, respectively	23,950	22,950
Additional paid-in capital	77,150	18,550
Accumulated deficit	(150,776)	(33,820)

Total Stockholders' Equity (Deficit)	(49,676)	7,680

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,300	$8,480

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$2,250	$2,500	$6,750	$5,300

COST OF SALES	2,228	-	2,228	-

GROSS PROFIT	22	2,500	4,522	5,300

OPERATING EXPENSES
Amortization of intangible assets	1,500	167	3,757	281
Legal and professional fees	6,904	1,500	53,249	33,225
General and administrative	1,340	745	64,472	2,738

Total Operating Expenses	9,744	2,412	121,478	36,244

INCOME (LOSS) FROM OPERATIONS	(9,722)	88	(116,956)	(30,944)

OTHER EXPENSES	-	-	-	-

INCOME (LOSS) BEFORE TAXES	(9,722)	88	(116,956)	(30,944)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	(9,722)	88	(116,956)	(30,944)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,950,000	22,950,000	23,634,982	22,950,000

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Statements of Stockholders' Equity
(Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2019	22,950,000	$22,950	$18,550	$(33,820)	$7,680

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600

Net loss	-	-	-	(67,044)	(67,044)

Balance, March 31, 2020	23,950,000	23,950	77,150	(100,864)	236

Net loss	-	-	-	(40,190)	(40,190)

Balance, June 30, 2020	23,950,000	23,950	77,150	(141,054)	(39,954)

Net loss	-	-	-	(9,722)	(9,722)

Balance, September 30, 2020	23,950,000	$23,950	$77,150	$(150,776)	$(49,676)

Balance, December 31, 2018	22,950,000	$22,950	$18,550	$2,560	$44,060

Net loss	-	-	-	(23,610)	(23,610)

Balance, March 31, 2019	22,950,000	22,950	18,550	(21,050)	20,450

Net loss	-	-	-	(7,422)	(7,422)

Balance, June 30, 2019	22,950,000	22,950	18,550	(28,472)	13,028

Net income	-	-	-	88	88

Balance, September 30, 2019	22,950,000	$22,950	$18,550	$(28,384)	$13,116

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

OPERATING ACTIVITIES
Net (loss)	$(116,956)	$(30,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services rendered	59,600	-
Amortization of intangible assets	3,758	281
Changes in operating assets and liabilities:
Accounts receivable	(2,250)
Accounts payable	17,210	(2,310)
Accounts payable - related party	34,966	-

Net Cash Used In Operating Activities	(3,672)	(32,973)

INVESTING ACTIVITIES
Net cash paid for intangible assets	(3,772)	(1,000)

Net Cash Used In Investing Activities	(3,772)	(1,000)

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(7,444)	(33,973)

CASH AT BEGINNING OF PERIOD	7,444	47,295

CASH AT END OF PERIOD	$-	$13,322

The accompanying notes are an integral part of these financial statements

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 financial statements. The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

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

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss per Common Share (Continued)

The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 shares of common stock outstanding as of September 30, 2020. The Company had no potential dilutive shares of common stock as of September 30, 2020.

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

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through September 30, 2020, there has been no interest expense or penalties related to unrecognized tax benefits.

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

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2020

2. GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. STOCKHOLDERS’ EQUITY

As of September 30, 2020, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 23,950,000 shares are issued and outstanding.

As of September 30, 2020, the Company has authorized 5,000,000 shares of $0.001 par value preferred stock, of which none are issued and outstanding.

On March 27, 2020, the Company issued 1,000,000 shares of common stock to an individual who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020, as payment for services rendered. The shares were valued at $0.60 per share, being the market closing price for the shares on the date of issuance.

4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company paid $6,877 to its president and chief executive officer as compensation for executive services rendered through March 31, 2020. Additionally, Wookey, a related party, made $34,966 in payments on behalf of the Company for trade accounts payable during the nine months ended September 30, 2020.

5. INCOME TAXES

Income tax expense consists of the following:

September 30,
	2020	2019
Federal	$-	$-
State	-	-
Total	$-	$-

REGNUM CORP

Notes to Unaudited Condensed Financial Statements

September 30, 2020

5. INCOME TAXES (Continued)

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

September 30,
	2020	2019
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	$-	$-

6. CONCENTRATION

For the period from January 1, 2019 to September 30, 2020, revenues consisted of sales to five customers.

7. SIGNIFICANT EVENTS

Consulting Agreement

On February 12, 2020, Tiffani Jones, the former sole director and officer of the Company, entered into a Consulting Agreement with the Company, whereby Ms. Jones agreed to perform consulting services on a part-time basis for thirty days (beginning February 12, 2020) for $3,750, plus the reimbursement of certain travel expenses. The agreement can be extended for up to two additional thirty-day periods for $3,750 each with the mutual consent of the parties. The agreement can be terminated by the Company at any time. As of September 30, 2020, the Company has paid Ms. Jones $6,877 pursuant to this consulting agreement. The agreement was terminated by the Company during the nine months ended September 30, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our majority stockholder has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations;
●	health risks, economic slowdowns and recessions and other negative outcomes caused by COVID-19 and governmental responses thereto;
●	future mergers, acquisitions and combinations; and
●	other risk factors included in, or incorporation by reference in, “Risk Factors” below.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers like us that file electronically with the SEC at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The Company is working on updating its website.

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

Tri Capital is controlled by Gary Allen and Mark Gustavson, its directors and its Chief Executive Officer and Chief Financial Officer, respectively.

Subsequently, on February 26, 2020, Tri Capital sold all 20,000,000 shares of the restricted common stock of the Company which it acquired pursuant to the February 5, 2020 Agreement for the Purchase of Common Stock, to Wookey Technologies Corporation (formerly Wookey Search Technologies Corporation) (“Wookey”), pursuant to a Stock Purchase Agreement. Consideration for the acquisition of the shares was $50,000 in cash and a promissory note (secured by the 20 million shares of the Company purchased pursuant to the agreement) in the amount of $400,000. A $200,000 principal payment was due under the note on the earlier of (a) March 15, 2020; and (b) two business days after either the Company or Wookey had raised $1 million, subject to a thirty day extension as part of the first extension option discussed below (which amount has not been paid to date, but which due date was mutually extended by the parties) and the note was due and payable on the earlier of April 1, 2020 (which date could be extended for up to two 30 day periods in the event an extension fee of $10,000 was paid for each extension) and two business days after either the Company or Wookey had raised $2 million. Subsequent to entering into the note, the parties mutually verbally agreed that Wookey would pay an extension fee of $20,000 to Tri Capital on or before April 6, 2020, in consideration for an extension of the due date of the note to May 1, 2020, which amount was not paid by such date. Wookey paid Tri Capital $10,000 on May 21, 2020 and $10,000 on June 1, 2020, in consideration for extensions of the note, which payments did not reduce the principal amount of the note. Wookey previously advanced Tri Capital $100,000 on January 16, 2020, which amount reduced the principal balance of the note to $300,000. As of the date of this filing, Wookey and Tri Capital are in discussions regarding the due date of the note. The note contains standard and customary events of default. Upon the occurrence of an event of default under the note, Tri Capital can exercise its rights under a pledge agreement entered into between Tri Capital and Wookey and re-take control and ownership of the 20 million shares of the Company, and therefore take back control of the Company.

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

On March 27, 2020, the Company agreed to issue 1 million shares of restricted common stock to Gary Allen (who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020) in consideration for services agreed to be rendered by Mr. Allen to the Company.

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

On September 28, 2020, the Company entered into an option assignment agreement, whereby the Company sold its option to acquire all right, title, and interest in and to a screenplay, in consideration for $2,250. The terms of such option assignment agreements are described further in Exhibits 10.19 filed herewith.

We had no cash, intangible assets of $1,050, and $52,177 of liabilities as of September 30, 2020. We will need to raise additional funding in order to continue our operations and to pay the costs associated with being a public company, for the next 12 months, which funding may not be available on favorable terms, if at all.

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

Results of Operations for the Three Months Ended September 30, 2020 compared to the Three Months ended September 30, 2019.

We had $2,250 of revenues for the three months ended September 30, 2020, and $2,500 of revenues for the three months ended September 30, 2019. The decrease in revenues was the result of the Company selling its option to acquire all right, title, and interest in and to one screenplay during the third quarter of 2020. We hope to continue to generate revenue in the future relating to intellectual property sales as we continue to acquire and recycle IP for resale.

Our operating expenses for the three months ended September 30, 2020 were $9,744, compared to $2,412 for the comparable period of 2019. Our 2020 operating expenses consisted of general and administrative expenses of $1,340, legal and professional expenses of $6,904 which were comprised of fees paid in connection with preparation and review of our SEC filings as well as other corporate and securities matters, and amortization of intangible assets of $1,500.

For the three months ended September 30, 2019, our operating expenses were $2,412, which consisted of amortization of intangible assets of $167, legal and professional fees of $1,500 and general and administrative expenses of $745.

We had a net loss for the three months ended September 30, 2020 of $9,722, compared to net income of $88 for the three months ended September 30, 2019. The increase in net loss is primarily due to the increase in operating expenses associated with the increase in legal fees for the current period, compared to the prior year.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months ended September 30, 2019.

We had $6,750 of revenues for the nine months ended September 30, 2020, and $5,300 of revenues for the nine months ended September 30, 2019. The increase in revenue was primarily the result of the Company selling its option to acquire all right, title, and interest in and to three screenplays. We hope to continue to generate revenue in the future relating to intellectual property sales as we continue to acquire and recycle IP for resale.

Our operating expenses for the nine months ended September 30, 2020 were $121,479, compared to $36,244 for the comparable period of 2019. Our 2020 operating expenses consisted of general and administrative expenses of $64,472, legal and professional expenses of $53,249, and amortization of intangible assets of $3,758. The general and administrative expenses consisted primarily of a $6,877 payment made to the Company’s former officer and director for consulting services, as well as the issuance of 1,000,000 shares of common stock (valued at $59,600) which were issued as payment for services rendered to our former director as discussed above.

For the nine months ended September 30, 2019, our operating expenses were $36,244, which consisted of amortization of intangible assets of $281, legal and professional fees of $33,225 and general and administrative expenses of $2,738.

We had a net loss for the nine months ended September 30, 2020 of $116,957, compared to a net loss of $30,944 for the nine months ended September 30, 2019. The increase in net loss is primarily due to the increase in operating expenses associated with the shares of common stock issued to a former board member during the current period, and the increase in legal and professional expenses.

Liquidity and Capital Resources

The Company had no cash as of September 30, 2020, compared to $7,444 of cash as of December 31, 2019. As of September 30, 2020, the Company had total assets of $3,300 and total liabilities of $52,177, compared to assets of $8,480 and liabilities of $0 as of December 31, 2019. This resulted in a working capital deficit of $48,877 at September 30, 2020 and $7,444 of working capital at December 31, 2019.

As of September 30, 2020, we owed $34,966 to Wookey, a related party, in connection with advances made to us by such related party, which amounts are not evidenced by any note, are due on demand and which accrue no interest.

Net cash used in operating activities amounted to $3,672 and $32,973 for the nine months ended September 30, 2020 and 2019, respectively. This is primarily due to net losses of $116,957 and $30,944, respectively for such periods.

Net cash used in investing activities amounted to $3,772 and $1,000 for the nine months ended September 30, 2020 and 2019, and solely represented cash paid for intangible assets.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that, as of September 30, 2020, these disclosure controls and procedures were not effective in ensuring that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Regnum’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Regnum have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

We had no cash as of September 30, 2020 and had a $48,877 working capital deficit. As such, we will need to raise additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, and will also require additional funding to support our operations. We may also seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended September 30, 2020 and from the period from July 1, 2020 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or a Current Report on Form 8-K.

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

On September 29, 2020, the Company entered into an option assignment agreement, whereby the Company sold its option to acquire all right, title, and interest in and to one screenplay, in consideration for $2,250. The terms of such option assignment agreements are described further in Exhibits 10.19 filed herewith.

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

REGNUM CORP.

Date: February 2, 2021	By:	/s/ Mark J. Gustavson
Mark J. Gustavson
Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2021	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper (2)

10.2	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell (2)

10.3	Literary Purchase Agreement dated May 10, 2018 between Regnum Corp. and Aaron Weiner (3)

10.4	Literary Purchase Agreement dated June 5, 2018 between Regnum Corp. and Vanessa Wolfe (4)

10.5	Literary Purchase Agreement dated June 28, 2018 between Regnum Corp. and Jon Shapiro (5)

10.6	Literary Purchase Agreement dated September 27, 2018 between Regnum Corp and Jessica Johnson (6)

10.7	Literary Purchase Agreement dated November 28, 2018 between Regnum Corp. and Kelly Morgan (7)

10.8	Literary Purchase Agreement dated December 28, 2018 between Regnum Corp. and Scott Graham (8)

10.9	Literary Purchase Agreement dated March 4, 2019 between Regnum Corp. and Brandon Baker (9)

10.10	Literary Purchase Agreement dated May 14, 2019 between Regnum Corp. and Megan Fisher (10)

10.11	Literary Purchase Agreement dated August 20, 2019 between Regnum Corp. and Chris Witter (11)

10.12	Literary Purchase Agreement dated September 24, 2019 between Regnum Corp. and Marissa Carroll (12)

10.13	Literary Purchase Agreement dated December 16, 2019 between Regnum Corp. and Steven McKean (13)

10.14	Consulting Agreement dated February 12, 2020, by and between Tiffani Jones and Regnum Corp. (14)

10.15	Voting Agreement dated March 27, 2020, by and between Wookey Search Technologies Corporation and Tri Capital Energy Corporation (14)

10.16	Form of Option Agreement to acquire rights with respect to an exclusive option to acquire all right, title, and interest in and to a screenplay (15)

10.17	Option Assignment Agreement dated June 16, 2020, by and between Regnum Corp. and Tracy Dong, Battle Realm (15)

10.18	Option Assignment Agreement dated June 16, 2020, by and between Regnum Corp. and Tracy Dong, Acts of Contrition (15)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(15) Filed as an Exhibit to the Form 10-Q, filed on October 13, 2020 and incorporated herein by reference.

