Form 10-K
period 2020-12-31
Regnum Corp.
filed 2021-08-13
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

333-222083

(Commission File Number)

Regnum Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0832447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 3rd Ave Floor 10

New York, NY 10016

(Address of Principal Executive Office) (Zip Code)

(917) 647-1498

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

As of August 11th, 2021, there were 22,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	the need for additional funding;
●	our lack of a significant operating history;
●	the fact that our majority stockholder has significant control over our voting stock;
●	the loss of key personnel or failure to attract, integrate and retain additional personnel;
●	corporate governance risks;
●	economic downturns;
●	the level of competition in our industry and our ability to compete;
●	our ability to respond to changes in our industry;
●	our ability to protect our intellectual property and not infringe on others’ intellectual property;
●	our ability to scale our business;
●	our ability to maintain supplier relationships;
●	our ability to obtain and retain customers;
●	our ability to execute our business strategy in a very competitive environment;
●	changes in laws and regulations;
●	the market for our common stock;
●	our ability to effectively manage our growth;
●	dilution to existing stockholders;
●	costs and expenses associated with being a public company;
●	economic downturns both in the United States and globally;
●	risk of increased regulation of our operations; and
●	other risk factors included under “Risk Factors” below.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

Regnum Corp. was organized on March 31, 2016 under the laws of the State of Nevada. We were formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. Our business model was, until April 2020, based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies, for subsequent recycling or production in a wide variety of media, with the intent to resell such works back to the entertainment community for a profit. See “Recent Transactions and Changes of Control” below.

Recent Transactions and Changes of Control

On February 5, 2020, Ocean Ave Holdings, LLC (“Ocean”) which is owned and controlled by Ms. Tiffani Jones, the former sole director and officer of the Company, sold 20,000,000 shares of restricted common stock of the Company in consideration for $345,000, to Tri Capital Energy Corporation (“Tri Capital”), pursuant to an Agreement for the Purchase of Common Stock. The shares which were sold represented 87% of the Company’s then outstanding shares, which resulted in a change of control of the Company. Tri Capital is controlled by Mr. Gary Allen and Mr. Mark Gustavson.

On February 26, 2020, Tri Capital sold all 20,000,000 shares of the restricted common stock of Regnum Corp. (acquired on 02/05/2020) for the Purchase of Common Stock to Wookey Search Technologies Corporation, a Delaware corporation (“Wookey”), pursuant to a Stock Purchase Agreement. Consideration for the acquisition of the shares was $50,000 in cash and a Promissory Note (secured by the 20 million shares of Regnum purchased pursuant to the agreement) in the amount of $400,000, which note has been repaid.  Wookey is a company controlled by Mr. Mark Gustavson, a former CEO and Director of Regnum Corp.

On April 7, 2021, Wookey, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock of the Company, to Phoenixus AG, an accredited investor. Phoenixus AG also acquired an additional 2,680,000 shares of common stock from three minority shareholders.  In connection with the sale of such shares, an aggregate of 1,000,000 shares of common stock held by Gary Allen were returned to the Company for cancellation. As a result of the acquisition of 22,680,000 shares of common stock, and the cancellation of 1,000,000 shares, Phoenixus AG holds approximately 99% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

Also, on April 7, 2021, Mark Gustavson, former Chief Executive Officer, Secretary and Director of the Company, and Ross Meador, former Vice President and General Counsel of the Company, resigned their positions with the Company. Upon such resignations, Anne Kirby was appointed as Chief Executive Officer, President and sole Director. Rob Stubblefield remains the Chief Financial Officer of the Company.

On May 13, 2021, Regnum entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SevenScore Pharmaceuticals, LLC, a Delaware limited liability company (“SevenScore”).

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (a) SevenScore will be merged with and into Regnum (the “Merger”), with Regnum being the surviving corporation in the Merger, and (b) at the effective time of the Merger (the “Effective Time”), membership interests in SevenScore will be converted into the right to receive an aggregate of 25,878,168 shares of common stock of Regnum (the “Merger Consideration”).  Each SevenScore membership interest shall by virtue of the Merger and without any action on the part of the holder thereof, be automatically converted into and exchangeable for a fraction of a fully paid and nonassessable share of Regnum Common Stock equal to one multiplied by a fraction obtained by dividing (A) 25,878,168 by (B) 26,128,168 (the “Exchange”). There are currently 22,950,000 shares of common stock of Regnum issued and outstanding, of which 22,700,000 shares are owned by Phoenixus AG, a company organized under the laws of Switzerland (“PAG”).  Upon effectiveness of the Merger, (i) each share of Regnum Common Stock issued and outstanding and owned by PAG as of immediately prior thereto shall be cancelled and extinguished without any conversion thereof, and (ii) 22,730,409 shares of Regnum Common Stock will be owned by PAG as a result of conversion of SevenScore membership interests; (ii) 3,147,759 shares of Regnum Common Stock being owned by several other SevenScore members; and (iii) 250,000 shares of Regnum Common Stock being owned by the Regnum shareholders, other than PAG, prior to effectiveness of the Merger.  As a result of the current ownership of control shares of Regnum by PAG, as well as the membership interest in SevenScore owned by PAG, the Merger will not affect a change of control of Regnum.

Notice of the merger, as well as the Company’s intention to change the name of the Company to SevenScore Pharmaceuticals Inc., was provide to FINRA on June 10, 2021.

Description of Business Operations:

Our prior business model was based on procuring unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies for subsequent reworking and/or production in a wide variety of media with intent to resell back to the entertainment community for profit.

As discussed herein, in April 2021, the prior business model was abandoned and the Company entered into that certain Management Agreement (the “Management Agreement”) with SevenScore, pursuant to which officers of the Company undertook management responsibilities for the operations of SevenScore. The Management Agreement was entered into in contemplation of a proposed business combination between the Company and SevenScore set forth in the Merger Agreement.

SevenScore is focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges.  SevenScore’s primary asset is commercial rights of leronlimab (PRO 140) in all HIV indications within the United States.  Leronlimab (PRO 140) is a CCR5 antagonist expected to receive an indication to treat Multi-Drug Resistant HIV infection, with the potential for multiple additional therapeutic indications in HIV.  The names leronlimab and PRO 140 will be used interchangeably throughout this report.

Business Process

Our prior business process entailed seeking out and acquiring low budget unproduced and unpublished quality intellectual properties at a discount from independent writers, filmmakers, studios, agencies and production companies, reworking them into new commercially viable projects, and lastly, marketing and selling them back to the entertainment industry for a profit.  During 2020, we acquired options for six scripts from two writers [production companies] in Southern California for $1,000 each and subsequently sold four of them before the end of 2020 for $2,250 each.

We are currently operating under the Management Agreement, pursuant to which our CEO is assisting SevenScore as it is preparing for the commercialization of leronlimab for Multi-Drug Resistant HIV.  Ongoing efforts include, the development of marketing strategies and market access plans, establishing strategic partnerships with specialty pharmacies and patient services companies, and headcount planning. The Company is also looking to in-license developmental and commercial stage products.

The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. CytoDyn, Inc (“CytoDyn”) acquired the asset from Progenics in October 2012.  In February 2018, CytoDyn announced they had met the primary endpoint in its Phase 3 trial for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients and filed the non-clinical portion of the Biologics License Application (“BLA) on March 18, 2019. Vyera Pharmaceuticals (“Vyera”) acquired the marketing rights from CytoDyn for leronlimab in all HIV related indications with terms described in “Marketing and Sales Agreement” below. These rights were later assigned from Vyera to SevenScore. CytoDyn filed with the FDA the clinical and Chemistry, Manufacturing, and Controls (“CMC”) portions of the BLA in April and May of 2020. In July 2020, CytoDyn received a Refusal to File letter from the FDA regarding the BLA filing, and a Type A meeting was held in September 2020 to discuss the re-submission with the FDA.

Overview

Leronlimab as a CCR5 Antagonist

SevenScore’s main focus is commercialization of a monoclonal antibody C—C chemokine receptor type 5 (“CCR5”) receptor antagonist, to be used as a platform drug for a variety of HIV indications. The target of leronlimab is the immunologic receptor CCR5. Leronlimab prevents certain strains of HIV from using the CCR5 receptor as an entry gateway for healthy cells.

Leronlimab binds to the second extracellular loop and N-terminus of the CCR5 receptor, and due to its selectivity and target-specific mechanism of action, leronlimab does not appear to activate the immune function of the CCR5 receptor through agonist activity. This apparent target specificity differentiates leronlimab from other CCR5 antagonists.

Leronlimab and Human Immunodeficiency Virus (“HIV”)

Leronlimab has shown promise as an antiviral agent with the advantage of fewer side effects, less toxicity and less frequent dosing requirements, as compared to daily drug therapies currently in use for the treatment of HIV. The leronlimab antibody belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells. Leronlimab blocks HIV from entering a cell by binding to a molecule called CCR5, a normal cell surface receptor protein to which certain strains of HIV, referred to as “R5” strains, attach as part of HIV’s entry into a cell.

Leronlimab does not appear to affect the normal function of the CCR5 co-receptor for HIV. Instead, leronlimab binds to a precise site on CCR5 that R5 strains of HIV use to enter the cell and, in doing so, inhibits the ability of these strains of HIV to infect the cell without appearing to affect the cell’s normal function. As a result, we believe leronlimab represents a distinct class of CCR5 inhibitors with advantageous virological and immunological properties and may provide a unique tool to treat HIV infected patients.

To date, leronlimab has been tested and administered to patients predominantly as a subcutaneous injection. We believe that if leronlimab is approved by the FDA for use as an injectable for HIV, it may be an attractive and marketable therapeutic option for patients, particularly in the following scenarios:

•	Patients with difficulty adhering to daily drug regimens;
•	Patients who poorly tolerate existing therapies;
•	Patients with compromised organ function, such as hepatitis C (“HCV”) co-infection; and
•	Patients with complex concomitant medical requirements.

Clinical trials for leronlimab have demonstrated potent antiretroviral activity (as compared to optimized background therapy alone) and has demonstrated a clean safety profile.

CytoDyn’s ongoing HIV-related clinical trials have been designed to demonstrate the proof of concept that leronlimab monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose through a weekly self-injection. Once the viral load is undetectable, administration of leronlimab can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period of time (currently shown to be in excess of six years).

Competition

The pharmaceutical, biotechnology and diagnostic industries are characterized by rapidly evolving technology and intense competition. Our commercial efforts may compete with more established biotechnology companies that have significantly greater financial and managerial resources than we do.

We face competition from both very large, multi-national corporations with significant resources, and small start-up organizations.  Our potential competitors include entities that develop and produce therapeutic agents. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be developed by us or that gain regulatory approval prior to our potential drug candidates. Worldwide, there are many antiviral drugs for treating HIV. SevenScore will face competition from established pharmaceutical companies. Many of these potential competitors have substantially greater capital resources, management expertise, research and development capabilities, manufacturing and marketing resources and experience than we do.

Leronlimab blocks a cell receptor called CCR5, which is the entry point for most strains of HIV virus. ViiV Healthcare’s Maraviroc (Selzentry®) is the only currently approved CCR5 blocking agent. Maraviroc must be taken daily and is believed to have side effects and toxicity. For these reasons, we believe that leronlimab, a monoclonal antibody, may prove to be useful in patients that cannot tolerate existing HIV therapies or desire a respite from those therapies. Nonetheless, manufacturers of current therapies, such as Gilead Sciences, Merck, Bristol-Myers Squibb and ViiV Healthcare, are very large, multi-national corporations with significant resources. We expect that these companies will compete fiercely to defend and expand their market share.

To construct a HAART regimen, three drugs from two classes of drugs are typically needed. Currently there are only five different classes of drugs from which four are primarily used to construct a HAART regimen. Each of these four classes of drugs has many drugs available in its respective class, except the entry inhibitor (“EI”) class, which has only four drugs available.

Acquisition and Licensing Arrangements

The commercialization and licensing agreement between SevenScore and CytoDyn gives SevenScore the rights to market leronlimab in all HIV related indications in United States in exchange for milestones that include payment of $500,000 due upon BLA acceptance, $2,000,000 upon FDA approval and $1,000,000 upon first sale of leronlimab and a 50% royalty.

Intellectual Property

Protection of the Company’s and its partner’s intellectual property rights is important to our business. We may file patent applications in the U.S., Canada, China, and Japan, European countries that are party to the European Patent Convention and other countries on a selective basis in order to protect inventions we consider to be important to the development of our business.

Generally, patents issued in the U.S. are effective for either (i) 20 years from the earliest asserted filing date, if the application was filed on or after June 8, 1995, or (ii) the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date, if the application was filed prior to that date. A U.S. patent, to be selected by the grantee upon receipt of FDA regulatory approval, may be subject to up to a five-year patent term extension in certain instances. While the duration of foreign patents varies in accordance with the provisions of applicable local law, most countries provide for a patent term of 20 years measured from the application filing date and some may also allow for patent term extension to compensate for regulatory approval delay. We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. Through the agreement with CytoDyn, SevenScore will leverage CytoDyn’s existing leronlimab intellectual property to commercialize the product.

Government Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of pharmaceutical products are extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

Licensure and Regulation of Biological Products in the United States

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and in the case of biological products, also under the Public Health Service Act, or the PHSA, and their implementing regulations. We believe that our products will be regulated as biological products, or biologics. The failure to comply with the applicable U.S. requirements may result in FDA refusal to approve pending BLAs or delays in development and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. For biologic products, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
•	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
•	preparation and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
•	review of the BLA by an FDA advisory committee, where applicable;
•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and
•	FDA review and approval of the BLA, which may be subject to additional post- approval requirements, including the potential requirement to implement a REMS, and any post- approval studies required by the FDA.

Manufacturing

SevenScore does not own or operate manufacturing facilities responsible for the production of leronlimab. As such, the Company must depend on CytoDyn and its third-party manufacturing organizations and suppliers for all our commercial grade quantities of leronlimab.

Employees

We currently have two executive officers and no other employees. The Company has several independent consultants assisting us with the Company’s upcoming launch. There can be no assurances that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

ITEM 1A. RISK FACTORS

Risks Related to Our Business Operations:

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of <$50,393> as of December 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, and may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

We have net losses from operations and there is substantial doubt about our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

The Company has incurred a net loss of $117,673 for the year ended December 31, 2020 and had an accumulated deficit of $150,760 on December 31, 2019. In addition, the Company has a history of losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its December 31, 2020 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

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

●

if we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects and financial condition.

SevenScore is a pre-revenue stage biotechnology company and has a history of operating losses; SevenScore expects to continue to incur operating losses, and SevenScore may never achieve or maintain profitability.

 Since our inception, SevenScore has incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. Leronlimab is in the later stages of clinical development for multiple indications. CytoDyn submitted a BLA for leronlimab as a combination therapy with highly active antiretroviral therapy (HAART) for HIV patients to the FDA for review on May 11, 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding the BLA filing. CytoDyn had a type A meeting on September 11, 2020 and has agreed to a pathway to refile the BLA.

SevenScore has a limited operating history.

SevenScore has been in existence for approximately three years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize drug candidates; (ii) achieve FDA approval; and (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize revenues or profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which would result in a loss of your investment.

SevenScore will need additional funding to launch leronlimab; such financing is likely to substantially dilute our existing stockholders.

Until SevenScore can generate enough product revenue to finance our cash requirements, which SevenScore may never achieve, SevenScore expects to finance our cash needs primarily through public or private equity offerings, debt financings or through strategic alliances. SevenScore cannot be certain that additional funding will be available on acceptable terms or at all. In addition, any additional funding that SevenScore does obtain will dilute the ownership held by our existing security holders.

SevenScore has no clinical development authority related to leronlimab. If CytoDyn is unable to secure FDA approval, SevenScore may not be able to successfully commercialize leronlimab.

 Approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.

If CytoDyn is not able to obtain any required regulatory approvals for leronlimab, SevenScore will not be able to commercialize leronlimab, which would materially and adversely affect our business, financial condition and stock price.

Failure of CytoDyn to obtain regulatory approval for leronlimab will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that CytoDyn’s data is insufficient for approval and require additional clinical trials, pre-clinical data or other studies.

Clinical trials may fail to demonstrate the desired safety and efficacy of product candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Any product candidate, including leronlimab, is subject to the risks of failure inherent in drug-related product development. In addition, even if we believe the data collected from clinical trials of the product candidate are promising, these data may not be sufficient to support approval by the FDA. If regulatory authorities do not approve leronlimab, SevenScore would be unable to commercialize the product and our business operations and financial condition would be harmed.

The commercialization of leronlimab is subject to several risks.

Regulatory approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.  If approved for marketing, the commercial success of leronlimab will depend upon its acceptance by customers and other stakeholders, including physicians, patients and health insurers. The degree of market acceptance of leronlimab will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse effects;
•	safety, tolerability and efficacy of leronlimab compared to competing products;
•	pricing and cost-effectiveness;
•	the inclusion or omission of leronlimab in applicable treatment guidelines;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•	limitations or warnings contained in FDA approved labeling; and
•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors.

SevenScore’s ability to successfully commercialize and generate revenues from leronlimab depends on a number of factors, including SevenScore’s ability to:

•	develop and execute its sales and marketing strategies for leronlimab;
•	achieve, maintain and grow market acceptance of, and demand for, leronlimab; and
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payors.

CytoDyn may fail to comply with its obligations under the License Agreement and related agreements. Any of the preceding factors could affect CytoDyn’s commitment to, and ability to perform, its obligations under the License Agreement, which could adversely affect the commercial success of leronlimab

Certain agreements and related license agreements require us to make significant milestone, royalty and other payments, which will require additional funding.

SevenScore owes Cytodyn development and sales milestones.

SevenScore expects to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

SevenScore cannot guarantee its supply partner, CytoDyn, will be able to supply the drug.

Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

SevenScore may sell securities in the public or private equity markets if and when conditions are favorable, or at prices per share below the current market price of our common stock. SevenScore may issue additional shares of common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a materially adverse effect on our business.

There is no guarantee that SevenScore will be able to in-license clinical or commercial drugs in the future.

Our current pipeline is only leronlimab and its various indications in order to operate a diversified and sustainable business SevenScore will need in-license or buy in the future commercial drugs and clinical programs.

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

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, including Ms. Anne Kirby, our current Chief Executive Officer, and Mr. Robert J. Stubblefield, our Chief Financial Officer and Treasurer, each of whom plays an active role in our operations. Moving forward, should the services of any of such persons be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officers.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Ms. Anne Kirby, our current Chief Executive Officer, or Mr. Robert J. Stubblefield, our Chief Financial Officer. As such, there are no contractual relationships guaranteeing that Ms. Anne Kirby or Mr. Stubblefield will stay with the Company and continue its operations. In the event any of such persons were to resign, the Company may be unable to get another officer to fill the void and performance may be significantly affected.

Our majority stockholder controls a majority of our voting securities and therefore has the ability to influence matters affecting our stockholders.

Phoenixus AG, our majority stockholder, which holds approximately 99% of our outstanding shares of common stock, has the ability, to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current Director, which will mean she will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Investors may find it difficult to replace our management if they disagree with the way our business is being operated.

Our officers and directors lack experience in and with publicly traded companies.

Ms. Anne Kirby, our Chief Executive Officer, has not served as an officer or director of a publicly traded company. Mr. Robert J. Stubblefield, our Chief Financial Officer, has served in senior level financial, accounting, and operations roles for public companies. However, Mr. Stubblefield has limited experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act and will rely on outside legal advisors for guidance regarding such requirements. We plan to initially rely on outside accountants and bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records with appropriate internal controls. As a result of the above, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ inexperience with publicly traded companies and especially in connection with the financial accounting and preparation requirements of the Exchange Act.

We May Choose to Enter into a Merger and/or Acquisition Transaction in the Future.

While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, new shares of common stock could be issued resulting in substantial dilution to our then current stockholders. Additionally, our business focus will likely change and we can make no assurances that our management will be able to properly manage our direction or that a change in our business focus will be successful. If we do enter into a merger or acquisition, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures”, as of December 31, 2020, our CEO and CFO determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective for several quarters. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Because we only have one Director, who is not independent, we do not currently have an independent audit or compensation committee. As a result, our Director has the ability to, among other things, determine her own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general bookkeeping and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in up to $50,000 per year of ongoing costs.

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

We have authorized capital stock consisting of 80,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 22,950.000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. The issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “RGMP,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate new revenues;
●	increased competition; and
●	conditions and trends in the market for our services and products.

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

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market.

Sales of our common stock could reduce the price of our stock.

As of the date of this Report, we have 22,950,000 shares of our common stock which were registered under the Securities Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office space is located at 600 3rd Ave floor 10, New York, NY 10016. Regnum has occupied this space since April 7, 2021. Vyera Pharmaceuticals, LLC, has provided us the use of approximately 11,000 square feet of office space free of charge.

We consider our current principal office space arrangement adequate for our needs through the next six months, and should it be needed, suitable additional or alternate space will be available to accommodate expansion of the Company’s operations on commercially reasonable terms, although there can be no assurance in this regard.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been quoted on the OTC Pink Market maintained by OTC Markets under the symbol “RGMP” since approximately May 2019. Notwithstanding such quotations, only an extremely limited number of shares of common stock have traded to date and the Company does not believe that high and low bid information relating to the historical trading results of the Company would provide meaningful information to readers. In the calendar year 2020, the Company’s common stock has traded from between $0.06 and $1.50 per share on very limited volume. The market for our common stock is likely to be highly illiquid and sporadic for the foreseeable future.

Holders of Our Common Stock and Preferred Stock

As of August 11, 2021, we had 22,950,000 shares of common stock outstanding, held by 3 stockholders of record, and no shares of Preferred Stock issued or outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Plan of Operations

We had working capital of <$50,393> as of December 31, 2020. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. As announced on April 7, 2021, we may also require additional funding in the future to expand or complete acquisitions. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We reiterate that the Company’s business plan changed significantly and materially in April 2021, after the period for which the financial statements presented hereby cover. As a result, these results do not represent the Company’s potential results in the future.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

We had $9,000 in revenues for the year ended December 31, 2020 and $6,300 for the year ended December 31, 2019. Our revenue change is a result of securing different sources for scripts and a new customer in 2020.

Our operating expenses for the year ended December 31, 2020 were $124,445 which consisted of amortization of intangible assets of $4,808 legal and professional fees of $54,715 and general and administrative expenses of $64,922. For the year ended December 31, 2019, our operating expenses were $41,880 which consisted of amortization of intangible assets of $364, legal and professional fees of $38,151 and general and administrative expenses of $3,365. Our operating expenses are primarily due to normal business operations and increased due to professional fees incurred in listing the Company’s stock and the expense related to granting 1 million shares of Stock to Gary Allen during the first quarter of 2020.

We had a net loss of $117,673 for the year ended December 31, 2020, compared to net loss of $35,580 for the year ended December 31, 2019. The increase in net loss is primarily due to the increase in legal and professional fees and increase in general and administrative expenses.

Liquidity and Capital Resources

The Company’s cash position was $0 at December 31, 2020, compared to $7,444 at December 31, 2019. During 2020, the company’s cash needs were met via payments made on its behalf by Wookey Search Technologies Corporation and Wookey Project Corp, which are related parties of the company and were recorded as accounts payable – related party. As of December 31, 2020, the Company had current assets of $4,500 and current liabilities of $54,893 compared to $7,444 and $800, respectively, as of December 31, 2020. This resulted in working capital of <$50,393> at December 31, 2020, and $6,644 at December 31, 2019.

Net cash used in operating activities amounted to $3,672 for the year ended December 31, 2020, compared to using net cash of $38,851 for the year ended December 31, 2019. This is primarily due to common stock issued for services and accounts payable – related party during the year ended December 31, 2020.

Net cash used in investing activities amounted to $3,772 and $1,000 for the years ended December 31, 2020 and 2019, respectively, solely representing the purchase of intangible assets.

Net cash provided by financing activities was $0 for the years ended December 31, 2020 and 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Regnum Corp.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Regnum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regnum Corp. as of December 31, 2020, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows year ended December 31, 2020, and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2020.

Los Angeles, California

July 31, 2021

REGNUM CORP
Balance Sheet

	December 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS

Cash	$-	$7,444
Accounts receivable	4,500	-
Total Current Assets	4,500	7,444

OTHER ASSETS

Intangible assets	$-	$1,036

Total Other Assets	-	1,036

TOTAL ASSETS	$4,500	$8,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$5,523	$-

Accrued taxes payable	800	800
Account payable - related party	48,570	-

Total Current Liabilities	54,893	800

TOTAL LIABILITIES	54,893	800

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000 shares authorized, 23,950.000 shares issued and outstanding, respectively	23,950	22,950
Additional paid-in capital	77,150	18,550
Retained earnings	(151,493)	(33,820)

Total Stockholders’ Equity	(50,393)	7,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,500	$8,480

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

REVENUES	$9,000	$6,300

COST OF SALES	2,228	-

GROSS PROFIT	6,772	6,300

OPERATING EXPENSES
Amortization of intangible assets	4,808	364
Legal and professional fees	54,715	38,151
General and administrative	64,922	3,365

Total Operating Expenses	124,445	41,880

INCOME (LOSS) FROM OPERATIONS	(117,673)	(35,580)

OTHER EXPENSES	-	-

INCOME (LOSS) BEFORE TAXES	(117,673)	(35,580)

INCOME TAX EXPENSE	-	800

NET INCOME (LOSS)	$(117,673)	$(36,380)

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,714,384	22,950,000

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Statements of Stockholders’ Equity (Deficit)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2017	20,000,000	$20,000	$(8,000)	$562	$12,562

Common stock issued for cash	2,950,000	2,950	26,550	-	29,500

Net income for the year ended December 31, 2018	-	-	-	1,998	1,998

Balance, December 31, 2018	22,950,000	22,950	18,550	2,560	44,060

Net loss for the year ended December 31, 2019	-	-	-	(36,380)	(36,380)
Balance, December 31, 2019	22,950,000	22,950	18,550	(33,820)	7,680

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600

Net loss for the year ended December 31, 2020	-	-	-	(117,673)	(117,673)
Balance, December 31, 2020	23,950,000	$23,950	$77,150	$(151,493)	$(50,393)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

OPERATING ACTIVITIES
Net income (loss)	$(117,673)	$(36,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	59,600	-
Amortization of intangible assets	4,808	364
Changes in operating assets and liabilities:
Accounts receivable	(4,500)	-
Accounts payable	5,523	-
Accrued Taxes Payable	-	(1,510)
Account payable - related party	48,570	(1,325)

Net Cash Provided By (Used In) Operating Activities	(3,672)	(38,851)

INVESTING ACTIVITIES
Purchase of intangible assets	(6,000)	(1,000)
Sale of intangible assets	2,228	-

Net Cash Used in Investing Activities	(3,772)	(1,000)

FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	(7,444)	(39,851)

CASH AT BEGINNING OF PERIOD	7,444	47,295

CASH AT END OF PERIOD	$-	$7,444

The accompanying notes are an integral part of these financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Regnum Corp. (“The Company”) was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. The Company’s business model has been based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 shares of common stock outstanding as of December 31, 2020. The Company had no potential dilutive shares of common stock as of December 31, 2020.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2020, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

As of December 31, 2020, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 23,950,000 shares are issued and outstanding.

On March 3, 2020, the Company issued 1,000,000 shares of common stock for services rendered. The shares were valued at $0.06 per share, based upon the market closing price on the date of issuance.

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company paid $6,877 to its President and Chief Executive Officer as compensation for executive services rendered through March 31, 2020. Additionally, Wookey, a related party, made $48,570 in payments on behalf of the Company for trade accounts payable during the year ended December 31, 2020

5. INCOME TAXES

Income tax expense consists of the following:

	December 31,
	2020	2019
Federal	$-	$-
State	-	800
Total	$-	$800

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

December 31,
	2020	2019
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

6. CONCENTRATION

For the years ended December 31, 2020 and 2019, revenues consisted of sales to six and five customers, respectively.

7. SUBSEQUENT EVENTS

On April 7, 2021, Wookey Technologies Corporation, a Delaware corporation, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock of the Company, to Phoenixus AG, an accredited investor. Phoenixus AG also acquired an additional 2,680,000 shares of common stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of common stock held by Gary Allen were returned to the Company for cancellation. As a result of the acquisition of 22,680,000 shares of common stock and the cancellation of 1,000,000 shares, Phoenixus AG holds approximately 99% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

On May 13, 2021, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SevenScore Pharmaceuticals, LLC, a Delaware limited liability company (“SevenScore”).

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (a) SevenScore will be merged with and into the Company (the “Merger”), with the Company being the surviving corporation in the Merger, and, (b) at the effective time of the Merger (the “Effective Time”), membership interests in SevenScore will be converted into the right to receive an aggregate of 25,878,168 shares of common stock of the Company (the “Merger Consideration”). Each SevenScore membership interest shall by virtue of the Merger and without any action on the part of the holder thereof, be automatically converted into and exchangeable for a fraction of a fully paid and nonassessable share of the Company’s Common Stock equal to one multiplied by a fraction obtained by dividing (A) 25,878,168 by (B) 26,128,168 (the “Exchange”).

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Also, on April 7, 2021, Mark Gustavson, Chief Executive Officer, Secretary and Director of the Company, and Ross Meador, Vice President and General Counsel of the Company, resigned their positions with the Company. Upon such resignations, Anne Kirby was appointed as Chief Executive Officer, President and sole Director. Rob Stubblefield remains the Chief Financial Officer of the Company.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our \ Principal Executive Officer and Principal Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on its evaluation, our management has concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective, due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting was not effective during 2019 due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. During 2019, the Company lacked the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company has begun to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, which was appointed on February 27, 2020, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company. The officers and director of the Company are as follows:

Name	Age	Position	Date First Appointed as Officer or Director

Anne Kirby	40	Chief Executive Officer, President and Director	April 7, 2021
Robert J. Stubblefield	57	Chief Financial Officer and Treasurer	February 2020

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

The business experience of the person listed above is as follows:

Anne Kirby, Chief Executive Officer, President and Director

Anne Kirby was appointed as the Company’s Chief Executive Officer, President and Director on April 7, 2021. Ms. Kirby has worked in commercial roles in the pharmaceutical industry for seventeen years. From October of 2018 until April of 2021, she served as the Executive Vice President of Commercial & Operations, where she led Marketing, Sales, Market Access and Commercial Operations for Vyera Pharmaceuticals. Previously, Ms. Kirby served as the Director of Trade and Distribution with a focus on optimizing channel strategy for rare disease products. She has also held various Sales and Marketing positions at Pfizer, Amgen, CNS Therapeutics (acquired by Mallinckrodt) and Innerspace Neuro Solutions. Ms. Kirby holds a Masters in Business Administration and a Bachelors of Science in Marketing from the University of Akron.

Robert J. Stubblefield, Chief Financial Officer and Treasurer

Robert Stubblefield has served as the Company’s Chief Financial Officer and Treasurer since February 27, 2020. Since February of 2019, Mr. Stubblefield has served as the Chief Financial Officer of Sherpa Digital Media Inc., a company providing a platform for secure live and on-demand enterprise video communications based in San Mateo, California. From November of 2017 to January of 2019, Mr. Stubblefield served on a contract basis as the Chief Financial Officer of Opya, Inc., a company providing clinical services to autistic children and youth and developing software and digital tools to help clinicians and parents create the best outcomes. Prior to that, from July 2016 to June 2017, Mr. Stubblefield served as the Chief Financial Officer and Chief Operating Officer of Job science, Inc., a company providing staffing and recruitment software based in San Francisco, California. From 2014 to June of 2016, Mr. Stubblefield served as a contract Chief Financial Officer and Vice President of Finance to multiple start-ups and a growth company including Rafter, Inc. (September 2014 to November 2015), a venture capital-backed managed services growth company providing textbooks and courseware for higher education with four lines of business with both B2B and B2C revenue. From 2013 to 2014, Mr. Stubblefield served as the Chief Financial Officer of Findly Talent LLC, a private equity-backed provider of SaaS-based recruiting and talent management applications located in San Francisco, California. From 2006 to 2012, Mr. Stubblefield served as the Senior Director of Finance (2006-2008), Vice President of Finance (2008-2010) and Chief Financial Officer and Corporate Secretary (2010-2012) of Qumu, Inc., a venture capital-backed early stage enterprise software company offering perpetual, SaaS and appliance licensing models located in San Bruno, California. From 2001 to 2006, Mr. Stubblefield served as the Director of Sales Operations for iManage Inc. (purchased by Interwoven in 2003) and Interwoven, Inc., both of which were publicly-traded enterprise software companies with a perpetual license model located in Foster City and Santa Clara California, respectively. Prior to that, he provided services as a Controller of Sales and Professional Services (Mycio.com/Network Associates); as Division Finance Officer and Controller (Wells Fargo Bank N.A. - San Francisco, California), and served as an Audit Supervisor (Hemming Morse, Inc. in San Francisco, California). Mr. Stubblefield obtained his Bachelors of Science degree in Business Administration from California State University, East Bay (Hayward, California) with a focus in accounting.

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

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our sole Director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Board meetings; annual meeting attendance

In 2020, the Board of Directors met in February and March in connection with the acquisition of the company by Tri Capital Energy and the transition to new corporate officers. Meetings were attended by the Directors including Ms. Jones, Mr. Allen, and Mr. Gustavson. There were no meetings held during the remainder of 2020

Shareholder Communications with the Board

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Board of Directors at 600 3rd Ave Floor 10, New York, NY 10016, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

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

Summary Compensation Table*

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark J. Gustavson, CEO	2020	—	—	—	—	—	—
Ross Meador, VP & GC	2020	—	—	—	—	—	—
Robert J. Stubblefield, CFO	2020	—	—	—	—	—	—
Tiffany Jones, Former CEO	2020	$6,877	—	—	—	—	$6,877

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

No officer or director has received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

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

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2020 or through the date of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of August 11, 2021 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 22,950.000 shares outstanding as of August 2, 2021, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 600 3rd Ave Floor 10, New York, NY 10016

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock
Anne Kirby	0	-0%
Robert J. Stubblefield	0	-0%
	-	-
All of the officers and director as a group (two persons)	-	-%

5% Shareholders

Phoenixus AG (1)	22,680,000	99%
Total	22,680,000	99%

(1)	Address is Haldenstreasse 6, 6340 Baar, Switerzland

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

On April 7, 2021, Wookey Technologies Corporation, a Delaware corporation, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock of the Company, to Phoenixus AG, an accredited investor. Phoenixus AG also acquired an additional 2,680,000 shares of common stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of common stock held by Gary Allen were returned to the Company for cancellation. As a result of the acquisition of 22,680,000 shares of common stock, and the cancellation of 1,000,000 shares, Phoenixus AG holds approximately 99% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company

Equity Compensation Plan Information

We have no equity compensation plans or outstanding options or restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the best of the Company’s knowledge, there have been no transactions since January 1, 2017, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest, except as disclosed below or as set forth above under “Item 1. Business” – “Recent Transactions and Changes of Control”, which information and disclosures are incorporated in this Item 13. Certain Relationships and Related Transactions and Director Independence by reference in their entirety.

During the year ended December 31, 2019, the Company paid $1,325 to its sole officer and director, Tiffani Jones, as a full reimbursement for advances made to the Company and organizational expenses paid for on the Company’s behalf in 2016.

Director independence

Currently, none of the member(s) of the Board of Directors are considered “independent” board members.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid during the years ended December 31, 2020 and 2019 for professional services rendered by Boyle CPA, LLC, our independent public accountant, for the audit and reviews of our financial statements for the periods ended March 31, June 30, September 30, and December 31, 2019 and 2018:

Accounting Fees and Services

	2020	2019
Audit Fees	$3,750	$3,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$3,750	$3,750

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

REGNUM CORP.

Date: August 11, 2021	By:	/s/ Anne Kirby
Anne Kirby
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anne Kirby	By:	/s/ Robert J. Stubblefield
	Anne Kirby Chief Executive Officer (Principal Executive Officer) and Director		Robert J. Stubblefield Chief Financial Officer (Principal Accounting/ Financial Officer)
Date:	August 11, 2021	Date:	August 11, 2021

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

10.1	Literary Purchase Agreement dated February 21, 2018 between Regnum Corp. and Michael Cooper (2)

10.2	Literary Purchase Agreement dated March 23, 2018 between Regnum Corp. and Brian Kindell (2)

10.3	Literary Purchase Agreement dated May 10, 2018 between Regnum Corp. and Aaron Weiner (3)

10.4	Literary Purchase Agreement dated June 5, 2018 between Regnum Corp. and Vanessa Wolfe (4)

10.5	Literary Purchase Agreement dated June 28, 2018 between Regnum Corp. and Jon Shapiro (5)

10.6	Literary Purchase Agreement dated September 27, 2018 between Regnum Corp and Jessica Johnson (6)

10.7	Literary Purchase Agreement dated November 28, 2018 between Regnum Corp. and Kelly Morgan (7)

10.8	Literary Purchase Agreement dated December 28, 2018 between Regnum Corp. and Scott Graham (8)

10.9	Literary Purchase Agreement dated March 4, 2019 between Regnum Corp. and Brandon Baker (9)

10.10	Literary Purchase Agreement dated May 14, 2019 between Regnum Corp. and Megan Fisher (10)

10.11	Literary Purchase Agreement dated August 20, 2019 between Regnum Corp. and Chris Witter (11)

10.12	Literary Purchase Agreement dated September 24, 2019 between Regnum Corp. and Marissa Carroll (12)

10.13	Literary Purchase Agreement dated December 16, 2019 between Regnum Corp. and Steven McKean (13)

10.14	Consulting Agreement dated February 12, 2020, by and between Tiffani Jones and Regnum Corp. (14)

10.15	Voting Agreement dated March 27, 2020, by and between Wookey Search Technologies Corporation and Tri Capital Energy Corporation (14)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

