Form 10-Q
period 2021-03-31
Regnum Corp.
filed 2021-08-20
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal three months ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 18th, 2021, there were 22,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS REGNUM CORP
Balance Sheet

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Accounts receivable	4,500	4,500
Total Current Assets	4,500	4,500

OTHER ASSETS

Intangible assets	$-	$-

Total Other Assets	-	-

TOTAL ASSETS	$4,500	$4,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$7,470	$5,523
Accrued taxes payable	800	800
Account payable - related party	49,963	48,570

Total Current Liabilities	58,233	54,893

TOTAL LIABILITIES	58,233	54,893

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000
shares authorized, 23,950,000 shares
issued and outstanding, respectively	23,950	23,950
Additional paid-in capital	77,150	77,150
Retained earnings	(154,833)	(151,493)

Total Stockholders’ Equity	(53,733)	(50,393)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$4,500	$4,500

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Statements of Operations

	For the Three Months Ended
	March 31,
	2021	2020

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Legal and professional fees	2,860	6,877
General and administrative	480	60,167

Total Operating Expenses	3,340	67,044

INCOME (LOSS) FROM OPERATIONS	(3,340)	(67,044)

OTHER EXPENSES	-	-

INCOME (LOSS) BEFORE TAXES	(3,340)	(67,044)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(3,340)	$(67,044)

BASIC AND DILUTED INCOME
PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	23,950,000	23,004,945

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Stockholders’ Equity (Deficit) For the three months ended in March 31,2021 and 2020

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2019	22,950,000	$22,950	$18,550	$(33,820)	$7,680

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600
Net income for the quarter ended March 31 2020	-	-	-	(67,044)	(67,044)
Balance March 31, 2020	23,950,000	23,950	77,150	(100,864)	236

Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)

Net loss for the quarter ended March 31 2021	-	-	-	(3,340)	(3,340)
Balance, March 31, 2021	23,950,000	$23,950	$77,150	$(154,833)	$(53,733)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$(3,340)	$(67,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	-	59,600
Changes in operating assets and liabilities:
Accounts payable	1,947	-
Account payable - related party	1,393	-

Net Cash Provided By (Used In) Operating Activities	-	(7,444)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	(7,444)

CASH AT BEGINNING OF PERIOD	-	7,444

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Financial Statements

March 31, 2021 and December 31, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of Regnum Corp. (the “Company” or “Regnum”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s annual report, as filed with the SEC on Form 10-K on August 13, 2021 (the “Form 10-K”). The December 31, 2020 balance sheet was derived from the audited financial statements of our 2020 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 financial statements. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 shares of common stock outstanding as of December 31, 2020 and March 31, 2021. The Company had no potential dilutive shares of common stock as of March 31, 2021.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through March 31, 2021, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

As of March 31, 2021, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 23,950,000 shares are issued and outstanding.

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company paid $6,877 to its President and Chief Executive Officer as compensation for executive services rendered through March 31, 2020. Additionally, Wookey, a related party, made payments on behalf of the Company for trade accounts payable during the year ended December 31, 2020 and the three months ended March 31 2021. The balance was $49,963 at March 31, 2021 and $48,570 at December 31, 2020.

5. INCOME TAXES

Income tax expense consists of the following:

March 31,
	2021	2020
Federal	$-	$-
State	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

March 31,
	2021	2020
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

6. CONCENTRATION

For the period from January 1, 2020, to March 31, 2021, revenues consisted of sales to six customers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the financial statements and related notes in “Item 1. Financial Statements”” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Plan of Operations

We had working capital of <$53,732> as of March 31, 2021. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. As announced on April 7, 2021, we may also require additional funding in the future to expand or complete acquisitions. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We reiterate that the Company’s business plan changed significantly and materially in April 2021, after the period for which the financial statements presented hereby cover. As a result, these results do not represent the Company’s potential results in the future.

RESULTS OF OPERATIONS

Results of Operations for the Three months ended March 31, 2021, compared to the Three Months Ended March 31, 2020

We had no revenue for the three months ended March 31, 2021, or for the three months ended March 31, 2020.

Our operating expenses for the three months ended March 31, 2021, were $3,340 which consisted of legal and professional fees of $2,860 and general and administrative expenses of $480. For the three months ended March 31, 2020, our operating expenses were $67,044 which consisted of legal and professional fees of $6,877 and general and administrative expenses of $60,167 which was primarily driven by the expense related to granting 1 million shares of Stock to Gary Allen during the first quarter of 2020. Our operating expenses were lower in Q1 2021 due to decreased activities pending the sale to SevenScore.

We had a net loss of $3,340 for the three months ended March 31, 2021, compared to net loss of $67,044 for the three months ended March 31, 2020. The decrease in net loss is primarily because the expense for granting stock to Gary Allen in 2020 is a non-recurring item. Legal and professional fees and general and administrative expenses also declined.

Liquidity and Capital Resources

The Company’s cash position was $0 on March 31, 2021, and on March 31, 2020. For three months ended March 31, 2021, the company’s cash needs were met via payments made on its behalf by Wookey Project Corp, which is a related party of the company and were recorded as accounts payable – related party. As of March 31, 2021, the Company had current assets of $4,500 and current liabilities of $58,232 compared to $4,500 and $54,893, respectively, as of December 31, 2020. This resulted in working capital of <$53,732> on March 31, 2021, and <$50,393> on December 31, 2020.

Net cash used in operating activities amounted to $0 for the three months ended March 31, 2021, compared to using net cash of $7,444 for the three months ended March 31, 2020.

Net cash used in investing activities was $0 for the three months ended March 31, 2021 and 2020.

Net cash provided by financing activities was $0 for the three months ended March 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on its evaluation, our management has concluded that, as of March 31, 2021, our internal controls over financial reporting was not effective, due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. During 2020, the Company lacked the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company has begun to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, who was appointed on February 27, 2020, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

Risks Related to Our Business Operations:

We currently have a Management Agreement with SevenScore, pursuant to which the management fees are highly speculative.

The Management Agreement with SevenScore provides for the provision of financial and management consulting services to SevenScore by officers and employees of the Company. The Management Fee is to be determined by in good faith by the parties, with such fee being commercially reasonable and consistent with market standards. As a result, such fee will depend on several factors, including, without limitation, the financial and other results of SevenScore, and the contribution thereto by officers and employees of the Company. No assurances can be given of the amount of timing of payment of such management.

If the proposed Merger with SevenScore is not consummated, our business could suffer materially and our stock price could decline.

On May 13, 2021, the Company, entered into the Merger Agreement with SevenScore. The consummation of the proposed Merger is subject to several closing conditions, including the approval by the respective boards of directors and other customary closing conditions.

If the proposed Merger is not consummated, we may be subject to several material risks and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed Merger even if the Merger is not consummated.

•	Entry into the Merger Agreement may restrict our ability to solicit competing acquisition proposals and the conduct of our business.

•

If the Merger Agreement is terminated after we have invested significant time and resources in the transaction process, we will have a limited ability to continue its current operations without obtaining additional financing to fund our operations.

•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

In addition, if the Merger Agreement is terminated and our Board of Directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, our Board of Directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all our business and assets, and in such case, the consideration that we receive may be less attractive than the consideration to be received pursuant to the Merger Agreement.

Even if the Merger is consummated, our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company of the Merger is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period.

During the pendency of the Merger, we may not be able to enter a business combination with another party.

Entry into Merger Agreement may impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors. In addition, while the Merger Agreement is in effect, we may be prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of our common stock, a tender offer for our common stock, a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to our stockholders.

The issuance of shares of our common stock to stockholders in the Merger will substantially dilute the voting power of our current stockholders. Having a minority share position may reduce the influence that current stockholders have on the management of us.

The security holders of SevenScore currently hold approximately 99% of the outstanding common stock of the Company. At the Effective Time of the merger, the former security holders will cancel the shares of the Company currently held and will receive an equivalent number of shares in the Merger, i.e., approximately 99% of the aggregate number of Post-Closing Shares of the Company. As a result, all other stockholders of the Company currently and immediately after the Merger are expected to own approximately 1% of the aggregate number of shares of the Company. Accordingly, the issuance of the shares of Company common stock to equity holders in the Merger will significantly reduce the ownership stake and relative voting power of each share of Company common stock held by current Company stockholders. Consequently, following the merger, the ability of the Company’s current stockholders to influence the management of the Company will be substantially reduced.

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the benefits that we expect to obtain from the Merger.

There can be no assurance that we and will be able to consummate the Merger. If the Merger and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve because of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger.

We and SevenScore can agree at any time to terminate the Merger Agreement.

The issuance of our common stock in connection with the Merger could decrease the market price of our common stock.

In connection with the Merger and as part of the merger consideration, we expect to issue shares of common stock to equity holders. The anticipated issuance of our common stock in the Merger may result in fluctuations in the market price of our common stock, including a stock price decrease.

Failure to complete the Merger could negatively affect the value of our common stock and our future business and financial results.

If the Merger is not completed, our ongoing businesses could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including without limitation the following:

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger;

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and

•	having to pay certain costs relating to the Merger, such as legal, accounting, financial advisory and filing fees.

If the Merger is not completed, these risks could materially affect the market price of our common stock and our business and financial results and may result in the cessation of our operations.

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of <$53,732> as of March 31, 2021. With our current cash on hand, expected revenues and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company, for the next 12 months, and may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

We have net losses from operations and there is substantial doubt about our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

The Company has incurred a net loss of $3,340 for the three months ended March 31, 2021 and had an accumulated deficit of $154,832 on March 31, 2021. In addition, the Company has a history of losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its December 31, 2020 financial statements contain an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our sole Director;

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•	if we fail to obtain required additional financing to grow our business, we will need to delay or scale back our business plan, reduce our operating costs or reduce our headcount, each of which would have a material adverse effect on our business, future prospects and financial condition.

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

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the way we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance, general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train, and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease and our business and results of operations could be adversely affected.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, including Ms. Anne Kirby, our Chief Executive Officer, and Mr. Robert J. Stubblefield, our Chief Financial Officer and Treasurer, each of whom plays an active role in our operations. Moving forward, should the services of any of such persons be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officers.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Ms. Anne Kirby, our Chief Executive Officer, or Mr. Robert J. Stubblefield, our Chief Financial Officer. As such, there are no contractual relationships guaranteeing that Ms. Anne Kirby or Mr. Stubblefield will stay with the Company and continue its operations. In the event any of such persons were to resign, the Company may be unable to get another officer to fill the void and performance may be significantly affected.

Our majority stockholder controls most of our voting securities and therefore has the ability to influence matters affecting our stockholders.

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

Risks Related to SevenScore:

SevenScore is a pre-revenue stage biotechnology company and has a history of operating losses; SevenScore expects to continue to incur operating losses, and SevenScore may never achieve or maintain profitability.

Since our inception, SevenScore has incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. Leronlimab is in the later stages of clinical development for multiple indications. CytoDyn submitted a BLA for leronlimab as a combination therapy with highly active antiretroviral therapy (HAART) for HIV patients to the FDA for review on May 11, 2020. In July 2020, CytoDyn received a Refusal to File letter from the FDA regarding the BLA filing. CytoDyn had a type A meeting with the FDA on September 11, 2020 and subsequently has agreed to a pathway to refile the BLA

SevenScore has a limited operating history.

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

Approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process and many approved drugs are not commercially successful.

If CytoDyn is not able to obtain any required regulatory approvals for leronlimab, SevenScore will not be able to commercialize leronlimab, which would materially and adversely affect our business, financial condition, and stock price.

Failure of CytoDyn to obtain regulatory approval for leronlimab will prevent us from commercializing such product candidate as a prescription product and our ability to generate revenue will be materially impaired. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that CytoDyn’s data is insufficient for approval and require additional clinical trials, pre-clinical data or other studies.

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

SevenScore’s ability to successfully commercialize and generate revenues from leronlimab depends on a number of factors, including SevenScore’s ability to:

•	develop and execute its sales and marketing strategies for leronlimab;

•	achieve, maintain and grow market acceptance of, and demand for, leronlimab; and

•	obtain and maintain adequate coverage, reimbursement and pricing from government health care programs, private health insurers and other third-party payors.

CytoDyn may fail to comply with its obligations under the License Agreement and related agreements. Any of the preceding factors could affect CytoDyn’s commitment to, and ability to perform, its obligations under the License Agreement, which could adversely affect the commercial success of leronlimab

Certain agreements and related license agreements require us to make significant milestone, royalty, and other payments, which will require additional funding.

SevenScore owes CytoDyn development and sales milestones, as well as royalty and other payments. No assurances can be given that such milestones will be met or that SevenScore will be able to make sure payments. Failure to meet such milestones or make such payments could materially impact the license agreements and the ability of SevenScore to benefit therefrom. As a result, failure to meet such milestones and/or make such payments could materially affect SevenScore’s financial results and reduce the value of its equity.

SevenScore expects to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

SevenScore cannot guarantee its supply partner, CytoDyn, will be able to supply the drug.

The principal suppliers for materials used in SevenScore’s business is CytoDyn. Because SevenScore has no direct control over such supplier, interruptions or delays in the products and services provided thereby may be difficult to remedy in a timely fashion. In addition, if such supplier is unable or unwilling to deliver the necessary products or raw materials, SevenScore may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, SevenScore could experience interruptions, delays, increased costs or quality control problems, or be unable to sell the applicable products, all of which could have a significant adverse impact on our revenue.

SevenScore relies on key personnel and, if it is unable to retain or motivate key personnel or hire qualified personnel, SevenScore may not be able to grow effectively.

SevenScore’s success depends in large part upon the abilities and continued service of its executive officers and other key employees. There can be no assurance that it will be able to retain the services of such officers and employees. The failure to retain the services of our key personnel could have a materially adverse effect on its business. In order to support our projected growth, SevenScore will be required to effectively recruit, hire, train and retain additional qualified management personnel. Its inability to attract and retain the necessary personnel could have a materially adverse effect on its business.

There is no guarantee that SevenScore will be able to in-license clinical or commercial drugs in the future.

Our current pipeline is focused on leronlimab and its various indications in order to operate a diversified and sustainable business SevenScore will need in-license or buy in the future commercial drugs and clinical programs.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part I” - “Item 4. Controls and Procedures”, as of December 31, 2020, our CEO and CFO determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective for several quarters. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Because we only have one Director, we do not currently have an independent audit or compensation committee. As a result, our Director has the ability to, among other things, determine her own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

We have authorized capital stock consisting of 80,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 22,950,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. The issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF THE PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

Where You Can Find Other Information

We file annual, quarterly and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

Regnum Corp. was organized on March 31, 2016 under the laws of the State of Nevada. We were formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. Our business model was, until April 2021, based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies, and production companies, for subsequent recycling or production in a wide variety of media, with the intent to resell such works back to the entertainment community for a profit. See “Recent Transactions and Changes of Control” below.

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

On February 17, 2019, Exicure, Inc. a Delaware corporation entered into that certain License and Development Agreement (the “License Agreement”) with Dermelix Biotherapeutics, LLC, a Delaware limited liability company (“Dermelix”), an affiliate of SevenScore. On April 26, 2021, Dermelix assigned the License Agreement to SevenScore. On April 8, 2021 Dermelix assigned its intellectual property rights under the License Agreement to SevenScore. Upon consummation of the Merger, the License Agreement and the above intellectual property rights will be held by the Company (i.e. the surviving corporation of the Merger) by operation of law.

Business Process

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

Overview of Leronlimab

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

CytoDyn’s ongoing HIV-related clinical trials have been designed to demonstrate the proof of concept that leronlimab monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose through a weekly self-injection. Once the viral load is undetectable, administration of leronlimab can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period (currently shown to be in excess of six years).

Overview of SSP-002

Spherical Nucleic Acid

Exicure’s discovery and development efforts are based on proprietary Spherical Nucleic Acid, or SNA™, technology. SNAs are nanoscale constructs consisting of synthetic nucleic acid sequences. The design of Exicure’s SNAs gives rise to distinct chemical and biological properties and may provide advantages over other nucleic acid therapeutics.

SSP-002

SSP-002 is a targeted therapy for the treatment of Netherton Syndrome (NS). NS is a rare and severe autosomal recessive disorder caused by loss-of-function mutations in the SPINK5 gene, which encodes the serine protease inhibitor LEKTI involved in skin barrier function. NS affects approximately 1 in 200,000 children born each year, and is characterized by severely inflamed, red, scaled, itchy skin, and patients are at increased risk of mortality in the first year of life due to recurrent infections and dehydration as a result of the impaired skin barrier. Currently, there are no approved treatments for NS patients and off-label use of standard of care treatments are of limited utility.

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

Acquisition and Licensing Arrangements

The commercialization and licensing agreement between SevenScore and CytoDyn gives SevenScore the rights to market leronlimab in all HIV related indications in United States in exchange for milestones that include payment of $500,000 due upon BLA acceptance, $2,000,000 upon FDA approval, $1,000,000 upon first sale of leronlimab and a 50% royalty.

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

33

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

REGNUM CORP.

Date: August 18, 2021	By:	/s/ Anne Kirby
Anne Kirby
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anne Kirby	By:	/s/ Robert J. Stubblefield
	Anne Kirby Chief Executive Officer (Principal Executive Officer) and Director		Robert J. Stubblefield Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	August 18, 2021	Date:	August 18, 2021

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)

3.2	Bylaws of Regnum Corp. (1)

2.1

Agreement and Plan of Merger Agreement, dated May 13, 2021, by and among Regnum Corp., and SevenScore Pharmaceuticals LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed May 20, 2021)

2.2	Management Agreement, effective as of April 7, 2021, by and among Regnum Corp., and SevenScore Pharmaceuticals LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed April 9, 2021)
2.3	Form of Consulting Agreement, effective as of April 7, 2021, by and among Regnum Corp., and Robert Stubblefield. (incorporated by reference to Exhibit 2.2 to the Form 8-K, filed April 9, 2021)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

