Form 10-Q
period 2021-06-30
Regnum Corp.
filed 2021-08-31
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal six months ended June 30, 2021

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

As of August 27th, 2021, there were 22,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS REGNUM CORP
Balance Sheet

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Accounts receivable	-	4,500
Prepaid Assets	4,000
Total Current Assets	4,000	4,500

OTHER ASSETS

Intangible assets	$-	$-

Total Other Assets	-	-

TOTAL ASSETS	$4,000	$4,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$13,018	$5,523
Accrued taxes payable	800	800
Account payable - related party	7,000	48,570

Total Current Liabilities	20,818	54,893

TOTAL LIABILITIES	20,818	54,893

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000
shares authorized, 22,950,000 and 23,950,000
Shares issued and outstanding, respectively	22,950	23,950
Additional paid-in capital	18,550	77,150
Retained earnings	(58,318)	(151,493)

Total Stockholders’ Equity	(16,818)	(50,393)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$4,000	$4,500

The accompanying notes are an integral part of these financial statements

REGNUM CORP
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30 ,		June 30 ,
	2021	2020	2021	2020

REVENUES	$-	$4,500	$-	$4,500

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Amortization of Intangibles	-	2,258	-	2,258
Legal and professional fees	11,524	39,467	14,384	46,344
General and administrative	985	2,965	1,465	63,132

Total Operating Expenses	12,509	44,690	15,849	111,734

INCOME (LOSS) FROM OPERATIONS	(12,509)	(40,190)	(15,849)	(107,234)

OTHER INCOME	109,024	-	109,024	-

INCOME (LOSS) BEFORE TAXES	96,515	(40,190)	93,175	(107,234)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$96,515	$(40,190)	$93,175	$(107,234)

BASIC AND DILUTED INCOME
PER COMMON SHARE	$0	$0	$0	$0

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	23,950,000	23,950,000	22,983,150	23,950,000

REGNUM CORP
Statements of Stockholders’ Equity (Deficit) For the six months ended in June 30, 2021 and 2020

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)

Net loss for the quarter ended March 31 2021	-	-	-	(3,340)	(3,340)
Balance, March 31, 2021	23,950,000	$23,950	$77,150	$(154,833)	$(53,733)
Cancellation of common shares issued for services rendered	(1,000,000)	(1,000)	(58,600)	-	(59,600)
Net income for quarter ended June 30, 2021	-	-	-	96,515	96,515

Balance June 30, 2021	22,950,000	22,950	18,550	(58,318)	(16,818)

Balance, December 31, 2019	22,950,000	22,950	18,550	(33,820)	7,680

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600
Net loss for the quarter ended March 31, 2020	-	-	-	(67,044)	(67,044)
Balance March 31, 2020	23,950,000	23,950	77,150	(100,864)	236
Net loss for the quarter ended June 30 2020	-	-	-	(40,190)	(40,190)
Balance, June 30, 2020	23,950,000	$23,950	$77,150	$(141,054)	$(39,954)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Cash Flows (Unaudited)

	For the Six months Ended
	June 30,
	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$93,175	$(107,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock (cancelled) issued for services rendered	(59,600)	59,600
Amortization of intangible assets	-	2,258
Changes in operating assets and liabilities:
Accounts receivable	4,500	(4,500)
Prepaids	(4,000)	-
Accounts payable	7,495	9,817
Account payable - related party	(41,570)	38,615

Net Cash Provided By (Used In) Operating Activities	-	(1,444)

INVESTING ACTIVITIES	-	-
Cash paid for intangible assets		(6,000)
Net Cash Used In Investing Activities		(6,000)

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	(7,444)

CASH AT BEGINNING OF PERIOD	-	7,444

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Financial Statements

June 30, 2021 and December 31, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 financial statements. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 and 22,950,000 shares of common stock outstanding as of December 31, 2020 and June 30, 2021, respectively. The Company had no potential dilutive shares of common stock as of June 30, 2021.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through June 30, 2021, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

On April 7, 2021, in connection with the sale of the company to SevenScore by Wookey, the 1 million shares of restricted common stock that were given to Gary Allen (who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020, on March 27, 2020 in consideration for services rendered and agreed to be rendered by Mr. Allen to the Company, were returned by Mr Allen and cancelled. The expense which was recorded in March of 2020 was reversed and recorded as Other Income in April of 2021.

As of June 30, 2021, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company paid $6,877 to its President and Chief Executive Officer as compensation for executive services rendered through June 30, 2020. Additionally, Wookey, a related party, made payments on behalf of the Company for trade accounts payable during the year ended December 31, 2020 and during the six months ended June 30 2021. In connection with the sale of the Company by Wookey to SevenScore in April of 2021, and receipt by Wookey of the proceeds from the sale, Wookey Project and Wookey Search forgave the outstanding balances owed to them by the Company. The balance in Due to Related Party was eliminated with a corresponding amount recorded in Other Income for the forgiveness of debt. During the three months ended June 30, 2021 SevenScore, a related party made payments of $7,000 on behalf of the company The balance is $7,000 at June 30, 2021 and was $48,570 at December 31, 2020.

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

6. CONCENTRATION

For the period from January 1, 2020, to June 30, 2021, revenues consisted of sales to one customer.

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

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (a) SevenScore will be merged with and into the Company (the “Merger”), with the Company being the surviving corporation in the Merger, and, (b) at the effective time of the Merger (the “Effective Time”), membership interests in SevenScore will be converted into the right to receive an aggregate of 25,878,168 shares of common stock of the company (the “Merger Considration”) Each SevenScore membership interest shall by virtue of the Merger and without any action on the part of the holder thereof, be automatically converted into and exchangeable for a fraction of a fully paid and nonassessable share of the Company’s Common Stock equal to one multiplied by a fraction obtained by dividing (A) 25,878,168 by (B) 26,128,168 (the “Exchange”).

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

Plan of Operations

We had working capital of <$16,818> as of June 30, 2021. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. As announced on April 7, 2021, we may also require additional funding in the future to expand or complete acquisitions. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We reiterate that the Company’s business plan changed significantly and materially in April 2021, during the period for which the financial statements presented hereby cover. As a result, these results do not represent the Company’s potential results in the future.

RESULTS OF OPERATIONS

Results of Operations for the Six months ended June 30, 2021, compared to the Six months Ended June 30, 2020

We had no revenue for the six months ended June 30, 2021, compared with $4,500 for the six months ended June 30, 2020. The decrease in revenue was the result of a change in focus in 2021 as Wookey sold the Company to SevenScore.

Our operating expenses for the six months ended June 30, 2021, were $15,848 which consisted of legal and professional fees of $14,383 and general and administrative expenses of $1,465. For the six months ended June 30, 2020, our operating expenses were $111,734 which consisted of amortization of intangible assets of $2,258 legal and professional fees of $46,344 and general and administrative expenses of $63,132 which was primarily driven by legal expenses in connection with maintenance of the company and the expense related to granting 1 million shares of Stock to Gary Allen during the first quarter of 2020. Our operating expenses were lower in the first six months of 2021 due to decreased activities pending the sale to SevenScore. In addition, the expense for granting 1 million shares of stock to Gary Allen was reversed in Q2 of 2021 when those shares were cancelled and returned to the company in connection with the sale to SevenScore. This reversal has been recorded in Other Income for the six months ended June 30, 2021.

Additionally, in connection with the sale of the company to SevenScore during April of 2021, Wookey Project Corp & Wookey Search Technologies Corporation, both related parties, forgave amounts paid on behalf of Regnum in 2020 and the first quarter of 2021 that had previously been recorded as Due to Related Party. The forgiveness of these related party payables has been reported as Other Income on the Statement of Operations for the three and six months ended June 30, 2021.

We had a net income of $93,175 for the six months ended June 30, 2021, compared to net loss of $107,234 for the six months ended June 30, 2020. The decrease in net loss is primarily because the expense for granting stock to Gary Allen in 2020 was reversed in April of 2021 when those shares were returned and cancelled in connection with the sale of Regnum to SevenScore. Additionally, amounts paid in 2020 on behalf of Regnum by Wookey Project Corp & Wookey Search Technologies Corporation, both related parties, were forgiven upon sale of Regnum to SevenScore in April of 2021. Further, Legal and professional fees and general and administrative expenses also declined in the second quarter of 2021.

Liquidity and Capital Resources

The Company’s cash position was $0 on June 30, 2021, and on June 30, 2020. For six months ended June 30, 2021, the company’s cash needs were met via payments made on its behalf by Wookey Project Corp, and SevenScore which are related parties of the company and were recorded as accounts payable – related party. Upon the sale of the Company to SevenScore, Wookey forgave the amounts paid on behalf of the Company and those liabilities were removed from the Company’s accounting records. During Q2 of 2021, SevenScore made payments on behalf of the Company for accounting and audit services totaling $7,000 which has been recorded as Due to Related Party at June 30, 2021.As of June 30, 2021, the Company had current assets of $4,000 and current liabilities of $20,818 compared to $4,500 and $54,893, respectively, as of December 31, 2020. This resulted in working capital of <$16,818> on June 30, 2021, and <$50,393> on December 31, 2020.

Net cash used in operating activities amounted to $0 for the six months ended June 30, 2021, compared to using net cash of $7,444 for the six months ended June 30, 2020.

Net cash used in investing activities was $0 for the six months ended June 30, 2021 and $6,000 for the six months ended June 30, 2020.

Net cash provided by financing activities was $0 for the six months ended June 30, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

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

Based on its evaluation, our management has concluded that, as of June 30, 2021, our internal controls over financial reporting was not effective, due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. During 2020, the Company lacked the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company has begun to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, who was appointed on February 27, 2020, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had working capital of <$16,818> as of June 30, 2021. With our current cash on hand, expected revenues and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company, for the next 12 months, and may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable.

We have net losses from operations and there is substantial doubt about our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

The Company has reported a net income of $93,175 for the six months ended June 30, 2021 and had an accumulated deficit of $58,318 on June 30, 2021. In addition, the Company has a history of losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its December 31, 2020, financial statements contain an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part I” - “Item 4. Controls and Procedures”, as of June 30, 2021, our CEO and CFO determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective for several quarters. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

REGNUM CORP.

Date: August 27, 2021	By:	/s/ Anne Kirby
Anne Kirby
Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2021	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anne Kirby	By:	/s/ Robert J. Stubblefield
	Anne Kirby Chief Executive Officer (Principal Executive Officer) and Director		Robert J. Stubblefield Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	August 27, 2021	Date:	August 27, 2021

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document Description

2.1

Agreement and Plan of Merger Agreement, dated May 13, 2021, by and among Regnum Corp., and SevenScore Pharmaceuticals LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed May 20, 2021)

2.2	Management Agreement, effective as of April 7, 2021, by and among Regnum Corp., and SevenScore Pharmaceuticals LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed April 9, 2021)
2.3	Form of Consulting Agreement, effective as of April 7, 2021, by and among Regnum Corp., and Robert Stubblefield. (incorporated by reference to Exhibit 2.2 to the Form 8-K, filed April 9, 2021)
3.1	Articles of Incorporation of Regnum Corp.
3.2	Bylaws of Regnum Corp.
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

