Form 10-Q
period 2021-09-30
Regnum Corp.
filed 2021-11-23
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal nine months ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

333-222083

(Commission File Number)

Regnum Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0832447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 3rd Ave Floor 19New York, NY 10016

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

As of November 22, 2021, there were 22,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS REGNUM CORP
Balance Sheet

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Accounts receivable	-	4,500
Prepaid Assets	4,000	-
Total Current Assets	4,000	4,500

TOTAL ASSETS	$4,000	$4,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$13,018	$5,523
Accrued Expenses	9,750	-
Accrued taxes payable	800	800
Accounts payable - related party	95,397	48,570

Total Current Liabilities	118,965	54,893

TOTAL LIABILITIES	118,965	54,893

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000
shares authorized, 22,950,000 and 23,950,000
Shares issued and outstanding, respectively	22,950	23,950
Additional paid-in capital	18,550	77,150
Retained earnings	(156,465)	(151,493)

Total Stockholders’ Equity	(114,965)	(50,393)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$4,000	$4,500

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES	$-	$2,250	$-	$6,750

COST OF SALES	-	2,228	-	2,228

GROSS PROFIT	-	22	-	4,522

OPERATING EXPENSES
Amortization of Intangibles	-	1,500	-	3,757
Legal and professional fees	64,121	6,904	67,180	53,249
General and administrative	34,026	1,340	46,815	64,472

Total Operating Expenses	98,147	9,744	113,995	121,478

INCOME (LOSS) FROM OPERATIONS	(98,147)	(9,722)	(113,995)	(116,956)

OTHER INCOME	-	-	109,023	-

INCOME (LOSS) BEFORE TAXES	(98,147)	(9,722)	(4,972)	(116,956)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(98,147)	$(9,722)	$(4,972)	$(116,956)

BASIC AND DILUTED INCOME
PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	22,950,000	23,950,000	23,301,648	23,634,982

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Stockholders’ Equity (Deficit) For the nine months ended September 30, 2021 and 2020

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)

Net loss for the quarter ended March 31 2021	-	-	-	(3,340)	(3,340)
Balance, March 31, 2021	23,950,000	$23,950	$77,150	$(154,833)	$(53,733)
Cancellation of common shares issued for services rendered	(1,000,000)	(1,000)	(58,600)	-	(59,600)
Net income for quarter ended June 30, 2021	-	-	-	96,515	96,515
Balance June 30, 2021	22,950,000	22,950	18,550	(58,318)	(16,818)
Net income for quarter ended September 30, 2021	-	-	-	(98,147)	(98,147)
Balance September 30, 2021	22,950,000	22,950	18,550	(156,465)	(114,965)

Balance, December 31, 2019	22,950,000	22,950	18,550	(33,820)	7,680

Common shares issued for services rendered	1,000,000	1,000	58,600	-	59,600
Net loss for the quarter ended March 31, 2020	-	-	-	(67,044)	(67,044)
Balance March 31, 2020	23,950,000	23,950	77,150	(100,864)	236
Net loss for the quarter ended June 30, 2020	-	-	-	(40,190)	(40,190)
Balance June 30, 2020	23,950,000	23,950	77,150	(141,054)	(39,954)
Net loss for the quarter ended September 30, 2020	-	-	-	(9,722)	(9,722)
Balance September 30, 2020	23,950,000	23,950	77,150	(150,776)	(49,676)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP
Statements of Cash Flows (Unaudited)

	For the Nine months Ended
	September 30,
	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$(4,972)	$(116,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock (cancelled) issued for services rendered	(59,600)	59,600
Amortization of intangible assets	-	3,757
Changes in operating assets and liabilities:
Accounts receivable	4,500	(2,250)
Prepaids	(4,000)	-
Accounts payable	7,495	17,211
Accrued Expenses	9,750	-
Accounts payable - related party	46,827	34,966

Net Cash Provided By (Used In) Operating Activities	-	(3,672)

INVESTING ACTIVITIES	-	-
Cash paid for intangible assets	-	(3,772)
Net Cash Used In Investing Activities	-	(3,772)

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	(7,444)

CASH AT BEGINNING OF PERIOD	-	7,444

CASH AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

Notes to Financial Statements

September 30, 2021 and December 31, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 financial statements. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

Nature of Business

Regnum was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. The Company’s business model has been based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies and production companies for subsequent recycling or production in wide variety of media with the intent to resell back to the entertainment community for a profit.

In April 2021, controlling shares of the Company were acquired by Phoenixus AG, a Swiss company with multiple U.S. based affiliates operating within the pharmaceutical industry (“Phoenixus”), at which point the Company’s business plan changed significantly and materially. As of April 2021, the Company’s primary business purpose is based on developing and commercializing therapeutics that treat infectious diseases, specifically in rare populations or populations that face adherence challenges.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 23,950,000 and 22,950,000 shares of common stock outstanding as of December 31, 2020 and September 30, 2021, respectively. The Company had no potential dilutive shares of common stock as of September 30, 2021.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through September 30, 2021, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

On April 7, 2021, in connection with the sale of the company to Phoenixus by Wookey, the 1 million shares of restricted common stock that were given to Gary Allen, who served as a member of the Board of Directors of the Company from February 27, 2020 to March 27, 2020, on March 27, 2020 in consideration for services rendered and agreed to be rendered by Mr. Allen to the Company, were returned by Mr. Allen and cancelled. The expense which was recorded in March of 2020 was reversed and recorded as Other Income in April of 2021.

As of September 30, 2021, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company paid $6,877 to its President and Chief Executive Officer as compensation for executive services rendered through June 30, 2020. Additionally, Wookey, a related party, made payments on behalf of the Company for trade accounts payable during the year ended December 31, 2020 and also during 2021 until the acquisition by Phoenixus. In connection with the sale of the Company by Wookey to Phoenixus in April of 2021, and receipt by Wookey of the proceeds from the sale, Wookey Project and Wookey Search forgave the outstanding balances owed to them by the Company and the balance in Due to Related Party was eliminated with a corresponding amount recorded in Other Income for the forgiveness of debt. Phoenixus has made payments on behalf of the Company since acquiring it. During the three months ended September 30, 2021, SevenScore Pharmaceuticals, LLC, a Delaware limited liability company and U.S. based subsidiary of Phoenixus (“SevenScore”), made payments of $88,397 on behalf of the company. The accounts payable-related party balance is $95,397 at September 30, 2021 and was $48,570 at December 31, 2020.

On May 13, 2021, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SevenScore. On September 1, 2021, the Merger Agreement was terminated by mutual agreement of the Company and SevenScore. No fees or penalties were paid in connection with the termination of the Merger Agreement, and both parties provided releases of liability with respect to the termination of the Merger Agreement.

5. INCOME TAXES

Income tax expense consists of the following:

September 30,
	2021	2020
Federal	$-	$-
State	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

September 30,
	2021	2020
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

6. CONCENTRATION

For the period from January 1, 2020, to September 30, 2021, revenues consisted of sales to one customer.

7. SUBSEQUENT EVENTS

On April 7, 2021, Wookey Technologies Corporation, a Delaware corporation, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock of the Company, to Phoenixus, an accredited investor. Phoenixus also acquired an additional 2,680,000 shares of common stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of common stock held by Gary Allen were returned to the Company for cancellation. As a result of the acquisition of 22,680,000 shares of common stock and the cancellation of 1,000,000 shares, Phoenixus holds approximately 99% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

Also, on April 7, 2021, Mark Gustavson, Chief Executive Officer, Secretary and Director of the Company, and Ross Meador, Vice President and General Counsel of the Company, resigned their positions with the Company. Upon such resignations, Anne Kirby was appointed as Chief Executive Officer, President and sole Director. Rob Stubblefield remains the Chief Financial Officer of the Company.

On May 13, 2021, the Company, entered into the Merger Agreement with SevenScore. On September 1, 2021, the Merger Agreement was terminated by mutual agreement of the Company and SevenScore. No fees or penalties were paid in connection with the termination of the Merger Agreement, and both parties provided releases of liability with respect to the termination of the Merger Agreement. Notification to FINRA about the merger and intention to change the name of the Company to SevenScore Pharmaceuticals, Inc. was withdrawn in September.

On October 8, 2021, Regnum issued a convertible promissory note in the principal amount of $1,500,000 to its principal shareholder, Phoenixus to support clinical development and general expenses. The principal will bear interest at the rate of 3% per annum, payable on maturity or conversion. The note will mature 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into common shares of Regnum at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate.

The Company has submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (FINRA) Rule 6490 (the “Corporate Action Notice”) on October 20, 2021, in connection with a proposed change of the Company’s name to Rovida Therapeutics, Inc. and the redomicile of the Company from Nevada to Delaware. The Corporate Actions have been approved by the board of directors of the Company and by holders of a majority of the outstanding shares of common stock of the Company. The Corporate Actions will be effectuated immediately following FINRA’s review thereof.

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the financial statements and related notes in “Item 1. Financial Statements” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Plan of Operations

We had working capital of <$114,965> as of September 30, 2021. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. As announced on April 7, 2021, we may also require additional funding in the future to expand or complete acquisitions. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We reiterate that the Company’s business plan changed significantly and materially in April 2021, during the period for which the financial statements presented hereby cover. As a result, these results do not represent the Company’s potential results in the future.

RESULTS OF OPERATIONS

Results of Operations for the Nine months ended September 30, 2021, compared to the Nine months Ended September 30, 2020

We had no revenue for the nine months ended September 30, 2021, compared with $6,750 for the nine months ended September 30, 2020. The decrease in revenue was the result of a change in business model in 2021 as Wookey sold the controlling shares to Phoenixus.

Our operating expenses for the nine months ended September 30, 2021, were $113,995 which consisted of $67,180 for legal and professional fees and general and administrative expenses of $46,815. For the nine months ended September 20, 2020 operating expenses were $121,478 which consisted of $3,757 for amortization of intangibles, legal and professional fees of $53,249, and general and administrative expenses of $64,472. The majority of legal and professional fees following the acquisition by Phoenixus were related to the previously contemplated merger with SevenScore and costs associated with due diligence in evaluating certain assets. The decrease in general and administrative expenses in 2021 is because the expense for 1 million shares granted to Gary Allen in 2020 was nonrecurring.

When 1 million shares of stock which had been granted to Gary Allen in 2020 were cancelled and returned to the company in connection with the sale to Phoenixus in 2021, the previous expense of $59,600 was reversed and recorded as Other Income. Additionally, the forgiveness by Wookey Project Corp & Wookey Search Technologies Corporation of $49,423 which had previously been recorded as Due to Related Party has also been recorded in Other Income for 2021.

The Company had a net loss of $4,972 for the nine months ended September 30, 2021, compared to net loss of $116,956 for the nine months ended September 30, 2020. The decrease in net loss is primarily because the expense for granting stock to Gary Allen in 2020 was reversed in April of 2021 when those shares were returned and cancelled in connection with the sale of Regnum to Phoenixus. Additionally, amounts paid in 2020 on behalf of Regnum by Wookey Project Corp & Wookey Search Technologies Corporation, both related parties, were forgiven upon sale of Regnum to Phoenixus in April of 2021.

Liquidity and Capital Resources

The Company’s cash position was $0 on September 30, 2021, and on September 30, 2020. For nine months ended September 30, 2021, the company’s cash needs were met via payments made on its behalf by Wookey Project Corp, and SevenScore which are related parties of the company and were recorded as accounts payable – related party. Upon the sale of the Company to Phoenixus, Wookey forgave the amounts paid on behalf of the Company and those liabilities were removed from the Company’s accounting records. Since acquiring the Company, SevenScore, a U.S. subsidiary of Phoenixus, has made payments on behalf of the Company for accounting and audit services, legal fees, and consulting services totaling $95,397 which has been recorded as Due to Related Party at September 30, 2021. As of September 30, 2021, the Company had current assets of $4,000 and current liabilities of $118,965 compared to $4,500 and $54,893, respectively, as of December 31, 2020. This resulted in working capital of <$114,965> on September 30, 2021, and <$50,393> on December 31, 2020.

Net cash used in operating activities amounted to $0 for the nine months ended September 30, 2021, compared to using net cash of $7,444 for the nine months ended September 30, 2020.

Net cash used in investing activities was $0 for the nine months ended September 30, 2021 and $3,772 for the nine months ended September 30, 2020.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2021 and 2020.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors, or majority stockholders. Additional financing may not be available on favorable terms, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer (who is the Company's principal executive officer) and the Company's chief financial officer and treasurer (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business Operations:

We have limited operating history of the new line of business. As such, there is no assurance of profitability.

We have a limited operating history and, accordingly, have a limited operating history on which to base an evaluation of our business. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets which involve technology. Our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate.

Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a new business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of our limited operating history, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

The Company has not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability. We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of <$114,965> as of September 30, 2021. With our current cash on hand, expected revenues and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company, for the next 12 months, and may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. When we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

We have net losses from operations and there is substantial doubt about our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

The Company has reported a net loss of $4,972 for the nine months ended September 30, 2021 and had an accumulated deficit of $156,465 on September 30, 2021. In addition, the Company has a history of losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its December 31, 2020, financial statements contain an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

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

Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute existing shareholders’ investment and could result in a decline in the trading price of our common stock.

The Company may sell securities in the public or private equity markets if and when conditions are favorable, or at prices per share below the current market price of our common stock. The Company may issue additional shares of common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants, and advisors.

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

We use a centralized services model to compete operationally.

The Company and its Affiliates rely on a centralized services model whereby an affiliate provides services pursuant to services agreements to the Phoenixus subsidiaries. This is intended to provide economies of scale across the group of companies and allow individual subsidiaries to keep internal resources lean and, accordingly, be competitive. Should this centralized services model be insufficiently robust, prove ineffective or not be cost effective, there could be a detrimental effect on the business of the Company and its prospects. The centralized services model as applied to the Company is new and, accordingly, relatively untested.

Our majority stockholder controls most of our voting securities and therefore has the ability to influence matters affecting our stockholders.

Phoenixus, our majority stockholder, which holds approximately 99% of our outstanding shares of common stock, has the ability, to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current Director, which will mean she will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Investors may find it difficult to replace our management if they disagree with the way our business is being operated.

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

There is no guarantee that Regnum will be able to in-license or acquire rights to clinical programs or commercial drugs in the future.

The Company’s business strategy is to build a portfolio of clinical and commercial product candidates through acquisition, licensing, and partnership. Regnum’s success will depend on the Company’s ability to identify assets that are attractive to investors and negotiate favorable transaction terms. Failure to identify appropriate assets or being unable to acquire and then develop them on favorable terms successfully would significantly and materially adversely affect the prospects of the Company

Risks of Operating in the Pharmaceutical Industry:

The pharmaceutical industry is highly regulated and compliance with government regulations can be costly.

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

Licensure and regulation of pharmaceutical and biologic products in the United States can increase risk and uncertainty.

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and in the case of biological products, also under the Public Health Service Act, or the PHSA, and their implementing regulations. The failure to comply with the applicable U.S. requirements may result in FDA refusal to approve New Drug Applications (NDAs) or Biologic License Applications (BLAs) or delays in development and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States.

Regnum will be reliant upon third parties, such as Contract Research Organizations (CROs) and Contract Manufacturing Organizations (CMOs).

Regnum, like other newly established pharmaceutical companies, will need to contract with CROs for clinical development support. Regnum does not own or operate manufacturing facilities capable of drug manufacturing. As such, the Company must depend on third-party manufacturing organizations and suppliers for drug substance, drug product, and commercial grade product.

Pharmaceutical industry is subject to intense competition. If we are unable to compete effectively, the Company’s future product candidate that it develops may be rendered noncompetitive or obsolete.

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our business development, clinical development, and commercial efforts may compete with more established companies that have significantly greater financial and managerial resources than we do.

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

Risks Relating to Our Common Stock:

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

Organizational History

Regnum Corp. was organized on March 31, 2016 under the laws of the State of Nevada. It was formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. Our business model was, until April 2021, based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies, and production companies, for subsequent recycling or production in a wide variety of media, with the intent to resell such works back to the entertainment community for a profit. See “Recent Transactions and Changes of Control” below.

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

As discussed herein, in April 2021, the prior business model was abandoned and the Company focus has shifted to developing and commercializing therapeutics that treat infectious diseases, specifically in rare populations or populations that face adherence challenges.

Management

The Company’s CEO is also its current sole director. Prior to these roles she was the Executive Vice President of an affiliated subsidiary which acted as the service provider to other affiliates and the affiliate that generated the largest revenue among the affiliated companies. She also acted as CEO of SevenScore. In addition to managing the Company generally and leading the management team and its related service providers, her ongoing efforts include, the development of marketing strategies and market access plans, establishing strategic partnerships with specialty pharmacies and patient services companies, and headcount planning. She will also take the lead in the Company’s efforts to in-license developmental and commercial stage products. While performing her role at the Company, she anticipates continuing to provide services pursuant to consulting and services agreements to Affiliates. Rob Stubblefield remains the Chief Financial Officer of the Company.

Licensure and Regulation of Pharmaceutical and Biologic Products in the United States

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and in the case of biologic products, also under the Public Health Service Act, or the PHSA, and their implementing regulations. The failure to comply with the applicable U.S. requirements may result in FDA refusal to approve and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The FDA must approve all products candidates for therapeutic indications before they may be marketed in the United States. An applicant seeking approval to market and distribute a new product in the United States generally must satisfactorily complete each of the following steps:

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

•	preparation and submission to the FDA of the new drug application requesting marketing approval for one or more proposed indications, including payment of application user fees;

•	review of the application by an FDA advisory committee, where applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA/BLA; and

•

FDA review and approval of the application, which may be subject to additional post- approval requirements, including the potential requirement to implement a REMS, and any post- approval studies required by the FDA.

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

26

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

REGNUM CORP.

Date: November 22, 2021	By:	/s/ Anne Kirby
Anne Kirby
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anne Kirby	By:	/s/ Robert J. Stubblefield
	Anne Kirby Chief Executive Officer (Principal Executive Officer) and Director		Robert J. Stubblefield Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	November 22, 2021	Date:	November 22, 2021

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Articles of Incorporation of Regnum Corp. (1)
3.2	Bylaws of Regnum Corp. (1)
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

