Form 10-K
period 2021-12-31
Regnum Corp.
filed 2022-04-15
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

333-222083

(Commission File Number)

Regnum Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0832447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Third Avenue, 19th Floor

New York, NY 10016

(Address of Principal Executive Office) (Zip Code)

(877) 313-2232

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2021, as reported on the OTC Markets on that date, was $113,400.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 14, 2022 was 22,950,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It should be understood that it is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to execute our business strategy in an extremely competitive environment to include identifying and negotiating additional development and commercialization partnerships;
●	our ability to establish and scale our business;
●	the need for additional funding;
●	our ability to effectively manage our growth;
●	our ability to compete effectively within our industry, as many of our competitors may have significantly greater financial and operational resources than we do;
●	our ability to attract key personnel, and our ability to retain or recruit officers, key employees or directors;
●	the fact that our majority stockholder may exert significant influence over our business and affairs;
●	our ability to adapt to changes in our industry and in market conditions (including as a result of the ongoing COVID-19 pandemic), which could impair our operations and financial performance;
●	our lack of a significant operations or operating history;
●	fluctuations in global economic conditions may significantly reduce the demand for our services and adversely impact our business and results of operations;
●	our ability to maintain supplier relationships;
●	our ability to protect our intellectual property;
●	changes in laws, regulation, governmental and political conditions may impact our industry and the market in which we operate;
●	our ability to attract and retain customers;
●	costs and expenses associated with being a public company; and
●	the increased cost of compliance with regulatory obligations.

The forward-looking statements contained in this Report reflect our current expectations and beliefs concerning future developments and their potential impact on our operations and business. Future developments affecting us may not be those that we have anticipated. Should one or more of these factors, risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those discussed in these forward-looking statements. Except as otherwise required by applicable laws and regulations, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should read this Report in conjunction with the audited financial statements and the notes thereto, as well as the documents we reference to in this Report and have filed with the Securities and Exchange Commission.

Unless otherwise noted, information contained in this Report concerning economic conditions, our industry, our markets and our competitive position is based on a variety of sources, including information from third-party industry analysts and publications, as well as our own estimates and research. Some of the industry and market data contained in this Report are based on third-party publications. This information contains a number of assumptions, estimates and limitation. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

-ii-

Emerging Growth Company Status and Certain Capitalized Terms

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective December 31, 2023.

In addition, unless the context otherwise indicates and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, amendments to such reports and other information with the SEC. Copies of documents filed by us with the SEC are available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. You may also access our reports and other materials free of charge on the SEC’s website at www.sec.gov. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

-iii-

SUMMARY OF RISK FACTORS

Investing in our common stock is highly speculative and involves a significant degree of risk. You should carefully consider the risks and uncertainties discussed under the section titled “Risk Factors” elsewhere in this Annual Report before making a decision to invest in our common stock. Certain of the key risks we face include, without limitation:

•	We will require additional financing, and we may not be able to raise funds on favorable terms or at all.
•	We have net losses from operations and there is risk related to our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.
•	The Company has no clinical development authority related to leronlimab. There are regulatory questions regarding whether leronlimab will be approved by the FDA which are beyond the control of the Company to influence.
•	If CytoDyn is not able to obtain any required regulatory approvals for leronlimab, the Company will not be able to commercialize leronlimab, which would materially and adversely affect our business, financial condition and stock price.
•	The Company’s agreement with CytoDyn requires the Company to make significant milestone, royalty and other payments, which will require additional funding.
•	The Company may be unable to acquire or in-license clinical or commercial pharmaceutical products in the future.
•	Our majority stockholder currently controls 99% of our voting securities and will in the foreseeable future exert significant influence over our business and operations.
•	Martin Shkreli’s reputation could harm the Company and create challenges to the Company’s ability to operate its business.
•	Our officers and directors lack experience in and with publicly traded companies.
•	We may also be subject to healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.
•	Even if CytoDyn obtains marketing approval for our product candidate, we could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems.
•	The marketing and sale of leronlimab or future approved products may be unsuccessful or less successful than anticipated. We are heavily dependent on the success of leronlimab, which has not been approved by the FDA.
•	The regulatory approval processes of the FDA are lengthy, time consuming and inherently unpredictable which may affect the commercial viability of our products in development. If we are unable ultimately to obtain regulatory approval for our product candidate, our business will be substantially harmed.
•	Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for of our product candidate, if approved, that could materially affect the opportunity to commercialize.
•	If CytoDyn is unable to obtain and maintain patent protection for our products (particularly leronlimab), or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize our technology and products may be impaired.
•	Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.
•	There is no material public market for our common stock.

-iv-

PART I

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K the terms “we,” “us,” “our,” “the Company,” “Regnum,” “RGMP,” or “our business” refer to Regnum Corp.

ITEM 1. BUSINESS

Overview and Corporate History

Since April 2021, the Company’s business model is focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn, Inc. (“CytoDyn”) described more fully below, the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. HIV is a virus that attacks the body’s immune system. If HIV is not treated, it can lead to AIDS (acquired immunodeficiency syndrome). Leronlimab is a monoclonal antibody C—C chemokine receptor type 5 (“CCR5”) antagonist, meaning it is designed to prevent HIV from entering human cells. Leronlimab is the subject of a current Biologics License Application (“BLA”) that has been submitted in part to the U.S. Food and Drug Administration (“FDA”) with an indication to treat Multi-Drug Resistant HIV infection, with the potential for multiple additional therapeutic indications in HIV. As of the date of this report, the FDA’s review of the BLA is ongoing. The names “leronlimab” and “PRO 140” are used interchangeably throughout this report.

Regnum Corp. was incorporated on March 31, 2016 under the laws of the State of Nevada. We were initially formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. Our business model was, until April 2021 based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies, and production companies, for subsequent recycling or production in a wide variety of media, with the intent to resell such works back to the entertainment community.

Recent Transactions and Changes of Control

On April 7, 2021, Wookey Search Technologies Corporation (herein “Wookey”), the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Phoenixus AG (“Phoenixus”), a Swiss holding company which (through its subsidiaries) operates a fully integrated biopharmaceutical company focusing on patients with unmet medical needs. Phoenixus was previously led by Martin Shkreli (“Shkreli”), who for the past several years has been subject to several civil and criminal actions related his activities (not related to the Company) in the pharmaceutical industry. Mr. Shkreli is presently in prison serving a sentence for his crimes, and by court actions, he has effectively been stripped of his ability to control Phoenixus. Mr. Shkreli’s equity interest in Phoenixus is presently in the process of being sold by a receiver in order to satisfy certain monetary damages owed by Mr. Shkreli arising out of such legal proceedings.

As part of the April 2021 transactions, Phoenixus also acquired an additional 2,680,000 shares of Common Stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of Common Stock held by Gary Allen (a former director of the Company) were returned to the Company for cancellation. The acquisition by Phoenixus of 22,680,000 shares of Common Stock and the cancellation of the 1,000,000 shares previously held by Mr. Allen resulted in a change in control of the Company. Phoenixus now holds approximately 99% of the issued and outstanding shares of Common Stock, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, for the foreseeable future, will exert near total influence over our business and affairs.

Also, on April 7, 2021, Mark Gustavson, former Chief Executive Officer, Secretary and Director of the Company, and Ross Meador, former Vice President and General Counsel of the Company, resigned from their positions with the Company. Upon such resignations, Anne Kirby was appointed as Chief Executive Officer, President, and sole Director. Robert Stubblefield remained in position of the Chief Financial Officer of the Company, serving in a consulting capacity.

On May 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SevenScore Pharmaceuticals, LLC, a Delaware limited liability company (“SevenScore”). SevenScore is a subsidiary of Phoenixus. Subsequently, the merger was terminated on September 1, 2021 by mutual agreement of the Company and SevenScore.

The Company has submitted a Company Related Action Notification, in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 (the “Corporate Action Notice”) on October 20, 2021, in connection with a proposed change of the Company’s name to “Rovida Therapeutics, Inc.” and change the Company’s trading symbol, as well as to redomicile of the Company from the state of Nevada to the state of Delaware. The Corporate Actions have been approved by the board of directors of the Company on October 21, 2021, and was approved by consent of Phoenixus as majority stockholder on October 21, 2021. The Company has been in discussions with FINRA regarding the Corporate Action Notice, and anticipates to effectuate the corporate name change, redomestication, and symbol change immediately following FINRA’s approval of the Corporate Action Notice. However, and in particular due to Mr. Shkreli’s association with Phoenixus and Phoenixus’ status as our controlling shareholder, no assurances can be given that the Corporate Action Notice will be approved by FINRA.

Planned Commercialization of Leronlimab and Other Company Activities

Vyera Pharmaceuticals, LLC, a subsidiary of Phoenixus (“Vyera”), acquired the marketing rights from CytoDyn for leronlimab in all HIV related indications through the Commercialization and License Agreement (“CLA”) entered into on December 17, 2019, the terms of which are described below. These rights were later assigned from Vyera to SevenScore and thereafter to the Company on January 3, 2022.

The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. CytoDyn acquired PRO 140 from Progenics in October 2012. In February 2018, CytoDyn announced they had met the primary endpoint in its Phase 3 trial for leronlimab as a combination therapy with highly active antiretroviral therapy (known as HAART) for highly treatment experienced HIV patients and filed the non-clinical portion of the BLA to FDA in March 2019. CytoDyn filed the clinical and manufacturing portions of the BLA to FDA in April and May of 2020, respectively. In July 2020, CytoDyn received a Refusal to File letter from the FDA regarding the BLA filing. In November 2021, CytoDyn resubmitted the non-clinical and manufacturing sections of the BLA and continues to work on the clinical section of the BLA. The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. CytoDyn acquired PRO 140 from Progenics in October 2012. In February 2018, CytoDyn announced they had met the primary endpoint in its Phase 3 trial for leronlimab as a combination therapy with highly active antiretroviral therapy (known as HAART) for highly treatment experienced HIV patients and filed the non-clinical portion of the BLA to FDA in March 2019. CytoDyn filed the clinical and manufacturing portions of the BLA to FDA in April and May of 2020, respectively. In July 2020, CytoDyn received a Refusal to File letter from the FDA regarding the BLA filing. In November 2021, CytoDyn resubmitted the non-clinical and manufacturing sections of the BLA and continues to work on the clinical section of the BLA.

On March 30, 2022, CytoDyn announced the FDA placed a partial hold on their HIV clinical program in the United States. Under the partial hold, no clinical studies may be initiated or resumed until the partial clinical hold is resolved. As a result of the partial clinical hold on the HIV program, patients currently enrolled in the extension trials will be transitioned to other available therapeutics. The Company is current assessing the impact of this partial clinical hold on the timeline for potential FDA approval of leronlimab.

Prior to the announcement of the partial clinical hold, the Company was focused on preparing for the commercialization of leronlimab for Multi-Drug Resistant HIV. Efforts included the development of marketing strategies and market access plans, establishing strategic partnerships with specialty pharmacies and patient services companies, and headcount planning. While the Company is assessing the impact of the partial clinical hold, the Company also focusing its efforts on in-licensing or otherwise acquiring other developmental or commercial stage pharmaceutical therapeutics that treat rare and infectious diseases. The Company expects to resume pre-commercialization launch activities for leronlimab once CytoDyn has filed the clinical section of the BLA.

Overview of Leronlimab

Leronlimab as a CCR5 Antagonist

The Company’s main focus is commercialization of leronlimab, subject to approval by the FDA. If approved by FDA under the indications provided for in the current BLA, leronlimab could be used as a platform drug for a variety of HIV indications. The target of leronlimab is the immunologic receptor CCR5. Leronlimab prevents certain strains of HIV from using the CCR5 receptor as an entry gateway for healthy cells.

Leronlimab binds to the second extracellular loop and N-terminus of the CCR5 receptor, and due to its selectivity and target-specific mechanism of action, leronlimab does not appear to activate the immune function of the CCR5 receptor through agonist activity. This apparent target specificity differentiates leronlimab from other CCR5 antagonists.

Leronlimab and HIV

The leronlimab antibody belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells. Leronlimab blocks HIV from entering a cell by binding to a molecule called CCR5, a normal cell surface receptor protein to which certain strains of HIV, referred to as “R5” strains, attach as part of HIV’s entry into a cell. Leronlimab has shown promise in phase 3 clinical studies as an antiviral agent. In these clinical studies, leronlimab was compared to optimized background therapies chosen on the basis of a subject’s resistance test results and treatment history. Leronlimab demonstrated significant plasma HIV-1 RNA reduction, as compared to optimized background therapies alone.

Leronlimab does not appear to appear to affect the normal immune function of the CCR5 co-receptor for HIV. Instead, leronlimab binds to a precise site on CCR5 that R5 strains of HIV use to enter the cell and, in doing so, inhibits the ability of these strains of HIV to infect the cell without appearing to affect the cell’s normal function. As a result, we believe leronlimab represents a distinct class of CCR5 inhibitors with advantageous virological and immunological properties and may provide a unique tool to treat HIV infected patients.

To date, leronlimab has been tested and administered to patients predominantly as a subcutaneous injection. We believe that if leronlimab is approved by the FDA for use as an injectable treatment for HIV, it may be an attractive and marketable therapeutic option for patients, particularly in the following scenarios:

•	Patients with difficulty adhering to daily drug regimens;
•	Patients who poorly tolerate existing therapies;
•	Patients with compromised organ function, such as hepatitis C (“HCV”) co-infection; and
•	Patients with complex concomitant medical requirements.

Clinical trials for leronlimab have demonstrated potent antiretroviral activity (as compared to optimized background therapy alone) with the advantage of less frequent dosing requirements.

CytoDyn’s ongoing HIV-related clinical trials (which are presently on partial clinical hold, as described above) have been designed to demonstrate the proof of concept that leronlimab monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose through a weekly self-injection. Once the viral load is undetectable, administration of leronlimab can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period of time (currently shown to be in excess of six years).

Competition

The pharmaceutical, biotechnology and diagnostic industries are characterized by rapidly evolving technology and intense competition. Our commercial efforts may compete with more established biotechnology companies that have significantly greater financial and managerial resources than we do.

We face competition from both very large, multi-national corporations with significant resources, and small start-up organizations. Our potential competitors include entities that develop and produce therapeutic agents. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be marketed by us or that gain regulatory approval prior to our potential drug candidates. Worldwide, there are many antiviral drugs for treatment of HIV. The Company will face competition from established pharmaceutical companies. Many of these potential competitors have substantially greater capital resources, management expertise, research and development capabilities, manufacturing and marketing resources and experience than we do.

Leronlimab blocks a cell receptor called CCR5, which is the entry point for most strains of HIV virus. ViiV Healthcare’s Selzentry® (maraviroc) is the only currently FDA approved CCR5 blocking agent. Maraviroc must be taken daily and is believed to have side effects and toxicity. For these reasons, we believe that leronlimab, a monoclonal antibody, may prove to be useful in patients that cannot tolerate existing HIV therapies or desire a respite from those therapies. Nonetheless, manufacturers of current therapies, such as Gilead Sciences, Merck, Bristol-Myers Squibb and ViiV Healthcare, are very large, multi-national corporations with significant resources. We expect that these companies will compete fiercely to defend and expand their market share.

To construct a HAART regimen, three drugs from two classes of drugs are typically needed. Currently there are only five different classes of drugs from which four are primarily used to construct a HAART regimen. Each of these four classes of drugs has many drugs available in its respective class, except the entry inhibitor (“EI”) class, which has only four drugs available.

Commercialization and License Agreement and Supply Agreement with CytoDyn

Commercialization and License Agreement

On January 3, 2022, the Company, CytoDyn, and SevenScore entered into an Assignment and Assumption Agreement (“Assignment”) of the Commercialization and License Agreement (the “License Agreement”) and a Supply Agreement (the “Supply Agreement”) executed between Vyera and CytoDyn on December 17, 2019. Through the Assignment, the Company acquired the exclusive right to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans (the “Field”) in the United States (the “Territory”). In exchange for these agreements SevenScore receives 4,094,023 shares of Common Stock.

Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, the Company will bear the cost of, and be responsible for, among other things, commercializing leronlimab in the Territory and will use commercially reasonable efforts to commercialize leronlimab in the Field in the Territory. Under the terms of the License Agreement, CytoDyn is permitted to license leronlimab outside of the Territory for uses in the Field or outside the Field or inside the Territory for uses outside of the Field.

The Company is obligated to pay CytoDyn potential milestone payments upon certain regulatory and sales-based milestones as follows: $500,000 due upon BLA acceptance, up to $250,000 upon FDA approval and $1,000,000 upon first sale of leronlimab. In addition, during the term of the License Agreement, the Company is obligated to pay CytoDyn a royalty equal to 50% of the Company’s gross profit margin from leronlimab sales (defined in the License Agreement as “Net Sales”) in the Territory. The royalty is subject to reduction during the Royalty Term (as defined below) after patent expiry and expiry of regulatory exclusivity. Following expiration of the Royalty Term, the Company will continue to maintain non-exclusive rights to commercialize leronlimab.

The License Agreement will expire upon the expiration of the Royalty Term. The “Royalty Term” means the period beginning on the date of the first commercial sale of leronlimab and ends on the latest of (i) the expiration of the last valid claim of the patents covering leronlimab, (ii) ten years after the first commercial sale of leronlimab, (iii) the expiration of regulatory exclusivity for leronlimab and (iv) the Biosimilar Entry Date (as defined in the License Agreement). The License Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy, or for a safety concern or clinical failure.

The Company has the right to terminate the License Agreement (i) on or after the second anniversary of the effective date of the License Agreement upon written notice to CytoDyn in the event the approval (“Regulatory Approval”) by the FDA of the BLA for the manufacture and sale of leronlimab in the Territory for the Initial Indication (as defined in the License Agreement) has not been received by such second anniversary, (ii) if the Company fails to achieve certain aggregate Net Sales (as defined in the License Agreement) of leronlimab during the period beginning on the date of first commercial sale and ending on the date that is two years from the date of the first commercial sale, and (iii) at the Company’s convenience following the second anniversary of the first commercial sale of leronlimab with 180 days’ written notice.

The License Agreement also contains customary representations, warranties, and covenants by both parties, as well as customary provisions relating to indemnification, confidentiality, and other matters.

Supply Agreement

Pursuant to the Supply Agreement, CytoDyn has agreed to supply to quantities of leronlimab to the Company for commercialization under the License Agreement. The Supply Agreement contains customary representations, warranties, and covenants, including representations and warranties relating to compliance of leronlimab with specifications and applicable governmental rules and covenants with respect to the rejection of delivered product and non-conforming product, product recalls and regulatory communications.

The Supply Agreement will expire at the expiration of the Royalty Term, provided that the Company shall have the right, in its sole discretion, to extend the term of the Supply Agreement for so long as the Company agrees to continue to pay CytoDyn an agreed-upon royalty payment.

Intellectual Property

Protection of the Company’s and CytoDyn’s intellectual property rights is important to the Company’s business. CytoDyn’s patents, which are subject of the Commercialization and License Agreement, are referenced as Exhibit A thereto, included as an exhibit on this Report. Through the agreement with CytoDyn, the Company will leverage CytoDyn’s existing leronlimab intellectual property to commercialize the product.

We may also file patent applications in the U.S., Canada, China, and Japan, as well as in European countries that are party to the European Patent Convention and other countries on a selective basis in order to protect inventions we consider to be important to the development of our business.

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

Government Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of pharmaceutical products are extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business and results of operations.

Licensure and Regulation of Biological Products in the United States

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and in the case of biological products, also under the Public Health Service Act (the “PHSA”), and their implementing regulations. We believe that our products will be regulated as biological products, or biologics. The failure to comply with the applicable U.S. requirements may result in FDA refusal to approve pending BLAs or delays in development and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. For biologic products, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
•	submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin and must be updated when certain changes are made;
•	approval by an independent institutional review board (“IRB”), or ethics committee representing each clinical trial site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCPs”) and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;

•	preparation and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
•	review of the BLA by an FDA advisory committee, where applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with Current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and
•

FDA review and approval of the BLA, which may be subject to additional post- approval requirements, including the potential requirement to implement a REMS, and any post- approval studies required by the FDA.

Manufacturing

The Company does not own or operate manufacturing facilities responsible for the production of leronlimab. As such, the Company must depend on CytoDyn and its third-party manufacturing organizations and suppliers for all of our commercial grade quantities of leronlimab.

Employees

As of December 31, 2021, we had two executive officers, our Chief Executive Officer and our Chief Financial Officer, and no other employees. Our Chief Executive Officer (who is also currently the sole member of our Board of Directors) provides services to us pursuant to shared services agreements described elsewhere in this Report. Our Chief Financial Officer provides services pursuant to a Consulting Agreement described elsewhere in this Report. The Company has several independent consultants available to assist the Company with the commercial launch of leronlimab, should the BLA be approved. However, there can be no assurances that we will be able to identify, attract and retain qualified employees or consultants on acceptable terms in the future.

ITEM 1A. RISK FACTORS

Investing in our securities is speculative and involves a high degree of risk. Before deciding whether to invest in our securities, you should carefully consider the following risk factors, which should be read in conjunction with other information included in this Report. Factors that could impact our actual results of operations include those discussed in this section, as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this report. Each of the risk factors discussed herein, either alone or taken together, could adversely impact our business, operating results and financial condition, as well as adversely impact the value of your investment in our securities. The risks and uncertainties described herein are not the only risks that we face, many of which are beyond the scope of our control. There may be additional risks that are not currently known to us, as well as factors that have not yet presented a significant risk to our business, but which may impair the future of our business, operating results and financial condition.

Risks Related to Our Business

We have a limited operating history, which makes it difficult to assess our prospects.

We have only been operating under our current business plan since January 2022. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) commercialize leronlimab if it is approved by the FDA; (ii) in-license, acquire, develop and commercialize other drug candidates; (ii) achieve FDA approval for such other candidates; and (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize revenues or profits sufficient to sustain our business. We face all the risks inherent in a “start-up” business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing and seeking to grow operations, including capital requirements. Given our limited operating history, you have very little data on which to evaluate our prospects. This limited operating history also means we may be unable to effectively implement our business plan which could result in a partial or total loss of your investment.

We will require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had negative working capital of $379,823 as of December 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate we will need additional funding in order to continue our operations at their current levels, to conduct our commercialization activities for leronlimab if it is approved by the FDA, and to pay the costs associated with being a public company, for the next 12 months. To the extent we in-license or acquire additional products or technologies, we will also require additional funding in the future to support our operations.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing or becoming worthless. Additional financing may not be available to us on terms that are acceptable or at all. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

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
●

if we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan or reduce our operating costs, each of which would have a material adverse effect on our business, future prospects and financial condition.

We have net losses from operations and there is risk related to our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

Since our inception, the Company has incurred operating losses each year due to costs incurred in connection with business development activities and general and administrative expenses associated with our operations. The Company has incurred a net loss of $269,830 for the year ended December 31, 2021 and had an accumulated deficit of $151,493 on December 31, 2020. In addition, the Company has a history of losses. These conditions result in risks related to the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our securities and our business might fail. The accompanying financial statements do not contain any adjustments for this uncertainty.

The Company has no clinical development authority related to leronlimab. There are regulatory questions regarding whether leronlimab will be approved by the FDA which are beyond the control of the Company to influence.

Leronlimab is in the later stages of clinical development for multiple indications. CytoDyn submitted a BLA for leronlimab as a combination therapy with HAART for HIV patients to the FDA for review on May 11, 2020. In July 2020, CytoDyn received a Refusal to File letter from the FDA regarding the BLA filing. CytoDyn had a type A meeting on September 11, 2020 and agreed to a pathway to refile the BLA at that time. In November 2021, CytoDyn filed the non-clinical and manufacturing sections of the BLA. CytoDyn will need to draft and submit the clinical section of the BLA for the complete package to be acceptable by the FDA. Moreover, on March 30, 2022, CytoDyn announced the FDA placed a partial hold on their HIV clinical program in the United States. Under the partial hold, no clinical studies may be initiated or resumed until the partial clinical hold is resolved. As a result of the partial clinical hold on the HIV program, patients currently enrolled in the extension trials will be transitioned to other available therapeutics. The Company is currently assessing the impact of this partial clinical hold on the timeline for potential FDA approval of leronlimab.

Under the terms of the Company’s agreement with CytoDyn, the Company has no control of the regulatory approval process for leronlimab. This leaves the Company dependent on CytoDyn for these efforts. Given that there have been regulatory issues associated with the BLA submission for leronlimab, there are questions regarding whether leronlimab will be approved by the FDA for the applied for indications, or at all. The Company’s inability to have any input on the regulatory approval process for leronlimab could lead to leronlimab not received FDA approval, which would have a material adverse effect on the Company’s prospects and stock price.

If CytoDyn is not able to obtain any required regulatory approvals for leronlimab, the Company will not be able to commercialize leronlimab, which would materially and adversely affect our business, financial condition and stock price.

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

Any product candidate, including leronlimab, is subject to the risks of failure inherent in drug-related product development. In addition, even if we believe the data collected from clinical trials of the product candidate are promising, these data may not be sufficient to support approval by the FDA. If regulatory authorities do not approve leronlimab, the Company would be unable to commercialize the product and our business operations and financial condition would be harmed.

The Company’s commercialization activities for leronlimab will be subject to significant risks.

Even if leronlimab is approved by the FDA (of which no assurances can be given), regulatory approval is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful. If approved for marketing, the commercial success of leronlimab will depend upon its acceptance by customers and other stakeholders, including physicians, patients and health insurers. The degree of market acceptance of leronlimab will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse effects;
•	safety, tolerability and efficacy of leronlimab compared to competing products;
•	pricing and cost-effectiveness;
•	the inclusion or omission of leronlimab in applicable treatment guidelines; and
•	limitations or warnings contained in FDA approved labeling.

The Company’s ability to successfully commercialize and generate revenues from leronlimab depends on several factors, including the Company’s ability to:

•	develop and execute its sales and marketing strategies for leronlimab;
•	achieve, maintain and grow market acceptance of, and demand for, leronlimab; and
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government, and other third-party payors.

CytoDyn may fail to comply with its obligations under the BLA and related agreements. Any of the preceding factors could affect CytoDyn’s commitment to, and ability to perform, its obligations under the BLA, which could adversely affect the commercial success of leronlimab. Even if leronlimab is approved for Multi-Drug Resistant HIV, the FDA may require post-marketing studies as part of their product safety surveillance program. CytoDyn, as the BLA holder, will have responsibility for compiling post drug-approval safety and stability data for submission to the FDA and managing the pharmacovigilance program. In the event CytoDyn fails to provide requested information or the data provided is inadequate, the FDA could take action to include label updates or re-evaluation of an approval decision.

The Company’s agreement with CytoDyn requires the Company to make significant milestone, royalty and other payments, which will require additional funding.

The Company owes CytoDyn development and sales milestones as follows: $500,000 due upon BLA acceptance, up to $250,000 upon FDA approval, and $1,000,000 upon first sale of leronlimab. Additional sales milestones are due upon cumulative Net Sales for the licensed product equal to $50 million, $100 million, $250 million, $500 million, $750 million, and $1 billion. The Company has very limited cash resources, and even if these milestones are met (f which no assurances can be given), there is a risk that the Company will not have the cash necessary to make payments to CytoDyn, which could lead to the loss of the Company’s rights to commercialize leronlimab.

The Company expects to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

The Company cannot guarantee its supply partner, CytoDyn, or their contract manufacturing organization, Samsung, will be able to supply the leronlimab in sufficient quantities to meet demand, or at all. In the event of a supply issue, the Company would be able to seek alternative sources of supply. However, the Company anticipates cost and timing to be limiting factors to uninterrupted supply if another source of drug product is needed.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and upon our ability to attract and retain key executives. There can be no assurance that we will be able to retain the services of such qualified officers. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a materially adverse effect on our business.

The Company may be unable to acquire or in-license clinical or commercial pharmaceutical products in the future.

The Company’s current pipeline product candidates is dependent wholly on leronlimab and its various HIV indications. In order to operate a diversified and sustainable business, the Company will need to in-license or acquire additional commercial drugs and clinical programs. The Company may be unable to in-license or acquire such additional commercial drugs and clinical programs on acceptable terms, or at all. This would leave the Company’s solely dependent on leronlimab, which if not approved would leave the Company with limited business prospects.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing sources in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

We are largely dependent upon the personal efforts and abilities of our existing management, including Ms. Anne Kirby, our current Chief Executive Officer, and Mr. Robert J. Stubblefield, our Chief Financial Officer and Treasurer, each of whom plays an active role in our operations. Moving forward, should the services of any of such persons be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual(s) with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan, and we could experience business delays and interruptions.

We do not currently have any employment agreements or maintain key person life insurance policies for our executive officers.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Ms. Anne Kirby, our Chief Executive Officer, or with Mr. Robert J. Stubblefield, our Chief Financial Officer. As such, there are no contractual relationships guaranteeing that Ms. Anne Kirby or Mr. Stubblefield will stay with the Company and continue its operations. In the event any of such persons were to resign, the Company may be unable to get another officer to fill the void and performance may be significantly affected.

The Company has been operating a shared services model with Vyera Pharmaceuticals, LLC, a subsidiary of Phoenixus, since September 1, 2021. The relationship was memorialized in a Management & Business Consulting Agreement, a Research & Development Services Agreement, and a Shared Services Agreement (“Shared Services Agreements”) entered into on April 15, 2022. Through the Shared Services Agreements, the Company has access to management consulting services to include business development and commercial activities, research and development services, and support and administrative services at an arm’s length mark-up. We believe the model is favorable for a small, growing company as it allows us to access qualified personnel on an as needed basis maintaining a lean cost structure.

Our Chief Executive Officer, Anne Kirby, as an employee of Vyera was performing her role for Regnum through the shared services model until entering the Manager and Chief Executive Officer Services Agreement (“Manager Agreement”) with Regnum on April 15, 2022. Under the terms of the Manager Agreement, Anne Kirby will continue to serve as the Chief Executive Officer and member of the Board of Regnum and her employment will transition from Vyera to Regnum. Ms. Kirby will continue to offer consulting services to Vyera under the Shared Services Agreement for which Regnum will receive payment at an arm’s length mark-up for services rendered.

Ms. Kirby is also party to an Indemnification Agreement entered into with Phoenixus on April 15, 2022. Through the agreement Phoenixus intends to provide certain indemnification to Ms. Kirby for the period of time in which she is performing services for Regnum pursuant to the Manager Agreement described above.

On April 7, 2021, Robert Stubblefield and the Company entered into a consulting agreement. Pursuant to the agreement, Mr. Stubblefield performs the duties of the Chief Financial Officer for the Company on a part-time basis. In his capacity as the Chief Financial Officer, Mr. Stubblefield is responsible for the accounting and finance function of the Company.

Our majority stockholder currently controls 99% of our voting securities and will in the foreseeable future exert significant influence over our business and operations.

Phoenixus, our majority stockholder, which holds approximately 99% of our outstanding shares of common stock, has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our only current Director. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will have little or no effect on the outcome of corporate decisions. Investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Given Phoenixus’ near total ownership control over the Company, this condition is expected to continue for the foreseeable future.

Martin Shkreli’s reputation could harm the Company and create challenges to the Company’s ability to operate its business.

Martin Shkreli was the founder, Chairman and CEO of Phoenixus AG, the Company’s parent, and founded and led the affiliated, Vyera Pharmaceuticals, LLC. While Mr. Shkreli has not had a role on the Board or management team of any of the Company’s affiliates for years, he remained a significant albeit minority shareholder of the Company’s parent and has been subject to several civil and criminal actions related to activities at various hedge funds and in the pharmaceutical industry and is presently in prison and has been for years serving a sentence for the crimes for which he has been convicted. By court order requiring him to sell his shares in Company’s parent and prohibiting him from voting shares in the meantime, he has effectively been stripped of his ability to control Phoenixus.  Mr. Shkreli’s equity interest in Phoenixus is presently in the process of being sold by a receiver to satisfy monetary damages owed by Mr. Shkreli to a judgement creditor.  His civil penalties also include court orders banning him from participating in the pharmaceutical industry and from serving as an officer or a director of any publicly traded company, in each case for life.

While Mr. Shkreli is not an officer or director of the Company and has no voting power to control the business and affairs of the Company, his negative public reputation and his association with the Company’s roughly 99% majority stockholder may harm the Company’s reputation, making it more difficult for the Company to raise needed capital or enter into commercial relationships with third parties.  In addition, the Company has faced, and there is a risk that the Company could continue to face, significant challenges with third parties because of negative perceptions and assumptions related to the Company’s association with Mr. Shkreli through Phoenixus, even if those perceptions and assumptions are inaccurate and have been addressed by the Company.  This could make it difficult for the Company to operate successfully as a public company.  All these challenges could have a material adverse effect on the Company’s ability to commence revenue generating operations and the overall viability of the Company’s business plan.

Our officers and directors lack experience in and with publicly traded companies.

Ms. Anne Kirby, our Chief Executive Officer, has not served as an officer or director of a publicly traded company. Mr. Robert J. Stubblefield, our Chief Financial Officer, has served in senior level financial, accounting, and operations roles for public companies. However, Mr. Stubblefield has limited experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act and will rely on outside legal advisors for guidance regarding such requirements. In September of 2021, we began utilizing shared services from an affiliate, which is also owned by Phoenixus. This arrangement provided a larger accounting team and enabled us to achieve segregation of duties with layers of managerial approval and significantly strengthen our system for accounting and other internal controls and procedures to maintain the Company’s accounting records and report on results of operations. However, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ inexperience with publicly traded companies and especially in connection with the financial accounting and preparation requirements of the Exchange Act.

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

We may be unable to comply with the corporate governance and reporting requirements of being a public company, particularly given our relationship with Phoenixus.

Given our relationship with Phoenixus, during 2021 we were required to establish a shared services arrangement in September 2021, and we must maintain this new accounting system and internal control procedures. Inability to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under Part II of this Report, in section called “Item 9A. Controls and Procedures”, as of December 31, 2021, our CEO and CFO determined that our disclosure controls and procedures were effective.

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

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to maintaining such effective controls and procedures. However, there can be no assurance that material weaknesses will not arise in the future. Any development of material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even though the Company’s management concluded that its internal control over financial reporting was effective, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

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

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general bookkeeping and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in up to $100,000 per year of ongoing costs.

Risks Related to Regulatory Approval of Our Product Candidates

If CytoDyn fails to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidate, and our ability to generate revenue and the viability of our Company will be materially impaired.

Our product candidate and the activities associated with its clinical development and regulatory approval, including matters relating to design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA (including under the Federal Food, Drug and Cosmetic Act) and other regulatory agencies in the United States. Failure to obtain marketing approval for our product candidate will prevent us from commercializing the product candidate. We have not received approval to market leronlimab or any other product from regulatory authorities in any jurisdiction.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use of our product. In particular, new HIV drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. Even if our product candidate receives marketing approval for one or more indications, of which no assurances may be given, the accompanying labels may limit the approved use of our drug, which could limit sales of the product.

The process of obtaining marketing approvals in the United States is very expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. CytoDyn experienced unexpected complexities of this nature in the regulatory development of leronlimab, and may experience similar complexities in the future, which could harm our prospects.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of our product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If CytoDyn experiences delays in obtaining approval or if CytoDyn fails to obtain approval of leronlimab, the commercial prospects for our product candidate will be harmed and our ability to generate revenues, and the viability of our Company generally, will be materially impaired.

We may also be subject to healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Although we currently do not market or promote any products, we may become subject to several healthcare regulations and enforcement by the federal government, states and foreign governments in which we conduct (or may in the future conduct) our business. The laws that may affect our ability to operate include:

•	the federal HIPAA and HITECH laws, which govern the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;
•

the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Even if CytoDyn obtains marketing approval for our product candidate, we could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems.

Even if CytoDyn obtains marketing approval for our product candidate, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, we will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. In addition, even if marketing approval of our product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. New drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If our product candidate receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we or any third-party partners of ours do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such product, our manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of the product;
•	restrictions of product distribution use;
•	requirements to conduct post-marketing studies or clinical trials;
•	the need to utilize warning letters;
•	suspension or withdrawal of marketing approvals;
•	withdrawal of the product from the market or product recalls;
•	refusal by regulatory authorities to approve pending applications or supplements to approved applications that we submit;
•	fines, restitution or disgorgement of profits or revenues;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

We have limited sales and distribution experience and need to build a marketing and sales organization. We expect to invest significant financial and management resources to build these capabilities. To the extent any of our product candidates for which we maintain commercial rights are approved for marketing, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to market and sell any product candidates effectively or generate product revenues.

We have limited experience as a commercial company and there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. In order to commercialize independently leronlimab and any other product candidates that may receive marketing approval and for which we maintain commercial rights, we will need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Further, in the event of successful development of any product candidates for which we maintain commercial rights, we may elect to build a targeted specialty sales force which will be expensive and time consuming. Any failure or delay in the development of our internal market access, sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to any proprietary product candidates we may have in the future, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems.

If we are unable to continue to develop and scale our own sales, marketing and distribution capabilities for leronlimab, or for any future products which we choose to self-commercialize, we will not be able to successfully commercialize such products without reliance on third parties. Further, if we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

The marketing and sale of leronlimab or future approved products may be unsuccessful or less successful than anticipated. We are heavily dependent on the success of leronlimab, which has not been approved by the FDA.

The commercial success of leronlimab and of any future products will depend in part on acceptance by the medical community, patients, and third-party or governmental payers as medically useful, cost-effective, and safe. Leronlimab and any other products that we and our current and future partners may bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of leronlimab and of any future products will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of the product as well as the timing of entry of competitive products;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, the medical community, and patients of the product as a safe and effective treatment;
•	the convenience of prescribing and initiating patients on the product;
•	the potential and perceived advantages of such product over alternative treatments;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payers and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

Even if a product displays a favorable efficacy and safety profile in preclinical and clinical studies and receives regulatory approval, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payers on the benefits of our products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause leronlimab or any future products to be unsuccessful or less successful than anticipated.

The regulatory approval processes of the FDA are lengthy, time consuming and inherently unpredictable which may affect the commercial viability of our products in development. If we are unable ultimately to obtain regulatory approval for our product candidate, our business will be substantially harmed.

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. It is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or other comparable regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidate may not be sufficient to support the submission of a New Drug Application, BLA, or other submission or to obtain regulatory approval in the United States; and

•

the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies or such processes or facilities may not pass a pre-approval inspection.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our or our collaboration partners’ failure to obtain regulatory approval to market leronlimab, which would harm our business, results of operations and prospects significantly. In addition, even CytoDyn obtained approval, regulatory authorities may approve any of our product candidate for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

We cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for our product candidate, we may not be able to continue our operations. Even if CytoDyn successfully obtains regulatory approvals to market our product candidate, our revenues will be dependent, to a significant extent, upon the size of the market for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such product, if approved.

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If our product candidate is approved and we are found to have improperly promoted off-label uses of such product, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also imposed consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidate, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for of our product candidate, if approved, that could materially affect the opportunity to commercialize.

The United States has already enacted, and may in the future enact, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidate profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for of our product candidate, if approved;
•	the ability to set a price that we believe is fair for any of our product candidate, if approved;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any of our product candidates, if they are approved. Provisions of the ACA relevant to the pharmaceutical industry include the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (increased to 70% as of January 1, 2019 pursuant to the Bipartisan Budget Act of 2018) on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of the manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

requirements under the federal Open Payments program and its implementing regulations for the disclosure by certain drug, biologic product, device and medical supply manufacturers of payments made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals and of ownership or investment interests held by physicians and their immediate family members in these manufacturers;

•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Risks Related to Intellectual Property

If CytoDyn is unable to obtain and maintain patent protection for our products (particularly leronlimab), or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize our technology and products may be impaired.

Our business plan depends in large part on CytoDyn’s ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop leronlimab as a treatment for HIV. We seek to protect our proprietary position through our exclusive Commercialization and License Agreement for leronlimab with CytoDyn, and by filing patent applications in the United States related to our novel technologies and product candidate and also our expectation to license additional applicable patents from third parties. We will also need to obtain and maintain patent protection for any technologies we may acquire or license in the future.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances (particularly in collaboration scenarios such as our agreement with CytoDyn), we may not have the right to control (in whole or in part) the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Specifically, United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances. From time to time, the United States Supreme Court, other federal courts, the United States Congress, or interpretation by the United States Patent and Trademark Office or USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. Some cases decided by the United States Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013), also known as the Myriad decision; Alice Corp. v. CLS Bank International, 573 U.S. 208 (2014), also known as the Alice decision; and Mayo Collaborative Services v. Prometheus Laboratories, Inc., also known as the Prometheus decision, 566 U.S. 66 (2012). The full impact of these decisions is not yet known. In view of these and subsequent court decisions, the USPTO has issued materials to patent examiners providing guidance for determining the patent eligibility of claims reciting laws of nature, natural phenomena, or natural products.

In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, since we have patent applications pending and plan to file for additional patents in the future, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of our product candidate, patents protecting such candidate might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We have licensed or expect to license certain intellectual property from third parties, and such licenses may not continue to be available or may not be available on commercially reasonable terms.

We have entered into the Commercialization and License Agreement with CytoDyn, which holds intellectual property, including patent rights, that are important or necessary to the development of leronlimab, and it may be necessary for us to use the patented or proprietary technology of CytoDyn to commercialize leronlimab. Even though we have obtained exclusive rights to under the Commercialization and License Agreement with CytoDyn, if we were not able to maintain our current license or obtain additional licenses, or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our business will depend upon our ability, and the ability of CytoDyn, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our primary product candidate or other products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose rights that are important to our business.

We are and expect to be party to one or more license or similar agreements that may impose due diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future licenses, our counterparties may have the right to terminate these agreements, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements (particularly leronlimab) or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, because we operate in the highly technical field of development of therapies, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. It is our policy to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or a third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets, with protection varying across other countries. Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

Our inability to protect our intellectual property or failure to maintain the confidentiality and integrity of data or other sensitive Company information, by cyber-attack or other event, could have a material adverse effect on our business.

Our success and competitive position are dependent in part upon our proprietary intellectual property. We rely on a combination of patents and trade secrets to protect our proprietary intellectual property, and we expect to continue to do so. Although we seek to protect our proprietary rights through a variety of means, we cannot guarantee that the protective steps we have taken are adequate to protect these rights. Patents issued to or licensed by us in the past or in the future may be challenged and held invalid. In addition, as our patents expire, we may be unsuccessful in extending their protection through patent term extensions or supplementary protection certificates. The expiration of, or the failure to maintain or extend our patents, could have a material adverse effect on us.

We also rely on confidentiality agreements with certain employees, consultants, and other third parties to protect, in part, trade secrets and other proprietary information. These agreements could be breached, and we may not have adequate remedies for such a breach. In addition, others could independently develop substantially equivalent proprietary information or gain access to our trade secrets or proprietary information.

Our intellectual property, other proprietary technology, and other sensitive Company information is dependent on sophisticated information technology systems and is potentially vulnerable to cyber-attack, loss, damage, destruction from system malfunction, computer viruses, loss of data privacy, or misappropriation or misuse of it by those with permitted access, and other events. While we have invested to protect our intellectual property and other information, and continue to upgrade and enhance our systems to keep pace with continuing changes in information processing technology, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks, or other events. Such events could have a material adverse effect on our reputation, financial condition, or results of operations.

We may be subject to claims by third parties asserting ownership or commercial rights to inventions we develop or obligations to make compensatory payments to employees.

Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. We have written agreements with CytoDyn that provide for the ownership of intellectual property underlying the leronlimab product candidate. We may face claims by third parties that our agreements with CytoDyn are ineffective, or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such inventions. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property, or may lose our exclusive rights in that intellectual property. Either outcome could have an adverse impact on our business.

While it is our practice to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing or obtaining such an agreement with each party who, in fact, develops intellectual property that we regard as our own. In addition, such agreements may be breached or may not be self-executing, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

Risks Related to our Common Stock

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

Nevada law and our articles of incorporation authorize us to issue shares of stock, which issuance of additional shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 80,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 22,950,000 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. The issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

There is no material public market for our common stock.

Although our common stock is quoted on the OTC Pink Open Market under the trading symbol of “RGMP”, to date only a limited number of shares of our common stock have traded and a significant market may not develop in the future. If for any reason a public trading market does not develop, stockholders may have difficulty selling their common stock should they desire to do so.

Even if a more significant trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control.

These factors include, but are not limited to:

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

Our securities are currently quoted on the OTC Pink Open Market under the symbol “RGMP”, however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

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

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than that of other similar companies which do pay cash dividends.

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

Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to those of other companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office space is located at 600 Third Avenue, 19th Floor, New York, NY 10016. Regnum has occupied this space since April 7, 2021. The Company has access to this space pursuant to the terms of the Shared Services Agreement between us and Vyera, described elsewhere in this Report.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock is quoted on the OTC Pink Open Market under the symbol “RGMP”. The following table sets forth the quarterly high and low daily close for our Common Stock for the two years ended December 31, 2021. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s Common Stock.

	Price Range
	High	Low
Year ended December 31, 2020
First Quarter	$0.166	$0.06
Second Quarter	$0.45	$0.08
Third Quarter	$0.55	$0.0001
Fourth Quarter	$0.63	$0.05
Year ended December 31, 2021
First Quarter	$0.43	$0.08
Second Quarter	$1.2	$0.35
Third Quarter	$0.6	$0.2
Fourth Quarter	$0.15	$0.07

The over the counter market does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the over the counter market may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding over the counter market. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the over the counter market.

Holders of Our Common Stock and Preferred Stock

As of April 14, 2022, we had 22,950,000 shares of Common Stock outstanding, held by 3 stockholders of record, and no shares of Preferred Stock issued or outstanding.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on shares of our Common Stock. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business and operations. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deems relevant.

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

Securities Authorized for Issuance Under an Equity Compensation Plan

The Company has not adopted an equity compensation plan.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2021.

ITEM 6. Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with our audited financial statements and the notes thereto, included in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains certain forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements are subject to risks and uncertainties, and are influenced by various factors. Our actual results may differ materially from those in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” of this Report.

Organizational Overview

Regnum Corp. was incorporated on March 31, 2016 under the laws of the State of Nevada. We were initially formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with a focus on achieving profitability and sustaining business growth. Our business model was, until April 2021 based on acquiring unproduced and unpublished quality intellectual properties at a discount from studios, agencies, and production companies, for subsequent recycling or production in a wide variety of media, with the intent to resell such works back to the entertainment community for a profit.

Since April 2021, the Company’s business model is focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn, the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all HIV indications within the United States. Leronlimab is the subject of a current Biologics License Application (“BLA”) that has been submitted in part to the U.S. Food and Drug Administration (“FDA”) with an indication to treat Multi-Drug Resistant HIV infection, with the potential for multiple additional therapeutic indications in HIV. As of the date of this report, the FDA’s review of the BLA is ongoing.

Critical Accounting Policies and Estimates

Basis of Presentation

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Our critical accounting policies are outlined in “Note 1 - Summary of Significant Accounting Policies” to the Note to the Financial Statements, included elsewhere in this Report.

JOBS Act:

Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As an emerging growth company, we have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Plan of Operations

Our current business plan is to commercialize leronlimab if and when it receives approval by the FDA. Since the FDA approval process is ongoing and its outcome uncertain, we are also seeking to acquire or in-license other pharmaceutical products or product candidates. The Company’s business plan changed significantly and materially in April 2021, after the period for which a sizable portion of the financial statements presented hereby cover. As a result, these results do not represent the Company’s potential results in the future.

We had negative working capital of $379,833 as of December 31, 2021. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company and, when required, will raise it through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital, it may hurt our ability to grow and to generate future revenues.

Material Factors Impacting Our Performance

Dependence on CytoDyn in General

The Company’s business plan as of the date of this Report is wholly-dependent on its Commercialization and License Agreement with CytoDyn.  If CytoDyn fails to obtain, or if there are delays in obtaining, required regulatory approvals for leronlimab, the Company will not be able to commercialize that product candidate, and the ability to generate revenue and the viability of the Company in general will be materially impaired.  The regulatory approval process of the FDA can be lengthy, time consuming and is inherently unpredictable, which may affect the commercial viability of our product candidate.  Moreover, the Company has no approval or participation rights with respect to such regulatory approval process for leronlimab, and is therefore dependent on CytoDyn in this regard.  If CytoDyn is unable to obtain regulatory approval for leronlimab, the Company’s current business plan, results of operations, and financial condition would be materially and adversely affected.

Dependence on CytoDyn for Leronlimab Manufacturing

Even if leronlimab is approved by the FDA (of which no assurances can be given), the Company does not own or operate a pharmaceutical manufacturing facility, and would be unable to manufacture its own supply of leronlimab.   As such, the Company will depend upon CytoDyn for the supply of leronlimab, per the terms of its Supply Agreement, as well as CytoDyn’s third-party manufacturing organizations and suppliers for all commercial grade quantities of leronlimab.  While the Supply Agreement contains certain customary representations, warranties and covenants, if CytoDyn fails to meet its obligations under the Supply Agreement, the Company may be unable to find a suitable replacement supplier for leronlimab of comparable quality and terms acceptable to the Company.  If the Company is unable to commercialize leronlimab, its current business plan, results of operations, and financial condition would be materially and adversely affected.

Requirement to Develop Sales and Marketing Capability

If leronlimab is approved by the FDA (of which no assurances can be given), the Company’s principal business will be to commercialize leronlimab in its approved indications.  The Company currently has no sales and marketing personnel or infrastructure, and other than the past experience of the Company’s management, the Company has no sales and distribution experience and will need to build a marketing and sales organization.  The Company expects to invest significant financial and management resources to build these capabilities.  To the extent leronlimab or any other product candidates for which we maintain commercial rights are approved for marketing, if the Company is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its approved products, the Company may not be able to market and sell any product effectively or generate product revenues.

Inflation

Over the past year, the U.S. has entered into a period of significant price inflation.  Presently, inflation is not a significant factor in the current or anticipated operation of the Company’s business.  However, continued inflation in the future could impact the Company’s business, including in connection with the costs of labor, which could adversely affect the Company’s business, results of operation, and financial condition.

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

We had no revenue for the year ended December 31, 2021 and $9,000 for the year ended December 31, 2020. Our revenue change is a result of the change in business model after the acquisition by Phoenixus in April of 2021.

Our operating expenses for the year ended December 31, 2021 were $368,374 which consisted of legal and professional fees of $162,204 and general and administrative expenses of $206,170. For the year ended December 31, 2020, our operating expenses were $124,445 which consisted of amortization of intangible assets of $4,808, legal and professional fees of $54,715 and general and administrative expenses of $64,922. Our operating expenses are primarily due to normal business operations and increased due to legal and professional fees incurred for due diligence reviewing agreements for future activities and general and administrative expenses for business development, shared services, and changing audit firms.

We had a net loss of $269,830 for the year ended December 31, 2021, compared to net loss of $117,673 for the year ended December 31, 2020. The increase in net loss is due to the increases in legal and professional fees and general and administrative expenses.

Liquidity and Capital Resources

The Company’s cash position was $1,488,419 at December 31, 2021, compared to $0 at December 31, 2020. On October 8 of 2021, the company obtained a loan of $1,500,000 from its principal shareholder Phoenixus to support clinical development and general expenses. Prior to that loan, the company’s cash needs were met via payments made on its behalf by Vyera in 2021 and Wookey Search Technologies Corporation and Wookey Project Corp in 2020, which are all related parties of the Company, and were recorded as accounts payable – related party. As of December 31, 2021, the Company had current assets of $1,488,919 and current liabilities of $1,868,742 compared to $4,500 and $54,893 as of December 31, 2020. This resulted in negative working capital of $379,823 at December 31, 2021, and $50,393 at December 31, 2020.

Net cash used in operating activities amounted to $11,581 for the year ended December 31, 2021, compared to using net cash of $3,672 for the year ended December 31, 2020.

Net cash used in investing activities amounted to $0 and $3,772 for the years ended December 31, 2021 and 2020, respectively, representing the purchase of intangible assets during 2020.

Net cash provided by financing activities was $1,500,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS

Regnum Corp.

For the Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regnum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regnum Corp. as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes to the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

GreenGrowthCPAs

We have served as the Company’s auditor since 2020.

Los Angeles, California

April 15, 2022

REGNUM CORP.
Balance Sheet

	For the Years Ended
	December 31,
	2021	2020

ASSETS

CURRENT ASSETS

Cash	$1,488,419	$-
Accounts receivable	-	4,500
Prepaid expenses	500	-
Total Current Assets	1,488,919	4,500

OTHER ASSETS
Total Other Assets	-	-

TOTAL ASSETS	$1,488,919	$4,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$2,000	$5,523
Accrued expenses	16,285	-
Accrued taxes payable	800	800
Account payable - related party	339,179	48,570
Promissory note	1,510,479	-
Total Current Liabilities	1,868,742	54,893

TOTAL LIABILITIES	1,868,742	54,893

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 and 23,950,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	22,950	23,950
Additional paid-in capital	18,550	77,150
Retained earnings	(421,323)	(151,493)

Total Stockholders’ Equity	(379,823)	(50,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,488,919	$4,500

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2021	2020

REVENUES	$-	$9,000

COST OF SALES	-	2,228

GROSS PROFIT	-	6,772

OPERATING EXPENSES
Amortization of intangible assets	-	4,808
Legal and professional fees	162,204	54,715
General and administrative	206,170	64,922
Total Operating Expenses	368,374	124,445

INCOME (LOSS) FROM OPERATIONS	(368,374)	(117,673)

OTHER INCOME/EXPENSES	98,544	-

INCOME (LOSS) BEFORE TAXES	(269,830)	(117,673)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(269,830)	$(117,673)

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,196,575	23,714,384

The accompanying notes are an integral part of these financial statements

REGNUM CORP.
Statements of Stockholders’ Equity (Deficit)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2019	22,950,000	$22,950	$18,550	$(33,820)	$7,680

Common stock issued for services rendered	1,000,000	1,000	58,600	-	59,600

Net loss for the year ended December 31, 2020	-	-	-	(117,673)	(117,673)

Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)
Cancellation of shares of common stock issued for services rendered	(1,000,000)	(1,000)	(58,600)	-	(59,600)
Net loss for the year ended December 31, 2021	-	-	-	(269,830)	(269,830)
Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$(269,830)	$(117,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Cancellation of) / Issuance of common stock for services	(59,600)	59,600
Intercompany interest expense	10,479	0
Amortization of intangible assets	-	4,808
Changes in operating assets and liabilities:
Accounts receivable	4,500	(4,500)
Prepaid expenses	(500)	-
Accounts payable	(3,523)	5,523
Accrued expenses	16,285	-
Account payable - related party	290,608	48,570

Net Cash Provided By (Used In) Operating Activities	(11,581)	(3,672)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(6,000)
Sale of intangible assets	-	2,228
Net Cash Used in Investing Activities	-	(3,772)

FINANCING ACTIVITIES
Net borrowings under promissory note	1,500,000	-
Net Cash Provided by Financing Activities	1,500,000	-
NET INCREASE (DECREASE) IN CASH	1,488,419	(7,444)

CASH AT BEGINNING OF PERIOD	-	7,444

CASH AT END OF PERIOD	$1,488,419	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Regnum Corp. (the “Company”) was organized on March 31, 2016, under the laws of the State of Nevada. The Company was formed for the primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. Following the acquisition by Phoenixus AG on April 7, 2021, the Company’s prior business model was abandoned and the Company is currently focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges.

The Company has submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 (the “Corporate Action Notice”) on October 20, 2021, in connection with a proposed change of the Company’s name to Rovida Therapeutics, Inc. and the redomicile of the Company from Nevada to Delaware. The Corporate Actions have been approved by the board of directors of the Company and by holders of a majority of the outstanding shares of common stock of the Company. The Corporate Actions will be effectuated immediately following FINRA’s review thereof.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 22,950,000 shares of common stock outstanding as of December 31, 2021. The Company had no potential dilutive shares of common stock as of December 31, 2021.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2021, there has been no interest expense or penalties related to unrecognized tax benefits.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the pronouncement under the modified retrospective method of transition in the first quarter of 2018. The adoption of the new standard did not have a material effect on the overall timing or amount of revenue recognized.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

2. STOCKHOLDERS’ EQUITY

As of December 31, 2021, the Company has authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding compared to 23,950,000 shares issued and outstanding as of December 31, 2020.

On March 3, 2020, the Company issued 1,000,000 shares of common stock for services rendered. The shares were valued at $0.06 per share, based upon the market closing price on the date of issuance.

On April 1, 2021, the Company cancelled the 1,000,000 shares that had been issued for services rendered.

3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company paid $6,877 to its President and Chief Executive Officer as compensation for executive services rendered through March 31, 2020. Additionally, Wookey Project Corp. and Wookey Search Corporation, both related parties, made $48,570 in payments on behalf of the Company for trade accounts payable during the year ended December 31, 2020.

During the year ended December 31, 2021, in connection with the sale of the Company by Wookey to Phoenixus in April of 2021, and receipt by Wookey of the proceeds from the sale, Wookey Project and Wookey Search forgave the outstanding balances owed to them by the Company and the balance in Due to Related Party was eliminated with a corresponding amount recorded in Other Income for the forgiveness of debt. Vyera and SevenScore made payments on behalf of the Company between April and October of 2021 which have been recorded as accounts payable - related party.

The accounts payable-related party balance is $339,179 and $ 48,570 as of December 31, 2021 and December 31, 2020, respectively.

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

The Company is party to the following service agreements with Vyera Pharmaceuticals, which is also owned by Phoenixus: Management & Business Consulting Agreement Vyera as service provider, Shared Services Agreement, and Research & Development Services Agreement. Through these agreements, Regnum can receive and provide management level business strategy consulting and G&A support, and Regnum is able to receive R&D services. Services are invoiced to each party at an arm’s length markup.

During 2021, a total of $164,874 was paid by the Company under these service agreements.

On October 8, 2021, the Company received a loan in the principal amount of $1,500,000 from its principal shareholder, Phoenixus to support clinical development and general expenses. The loan is structured as a convertible promissory note and bears interest at the rate of 3% per annum, payable on maturity or conversion. The note will mature 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into common shares of Regnum at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate.

At December 31, 2021, the balance of this note, including accrued interest, was $1,510,479.

4. INCOME TAXES

Income tax expense consists of the following:

December 31,
	2021	2020
Federal	$-	$-
State	-	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

December 31,
	2021	2020
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

5. CONCENTRATION

For the years ended December 31, 2020, revenues consisted of sales to six and five customers, respectively. As a result of the sale of the Company to Phoenixus on April 7, 2021 and related change in business model, there was no revenue in 2021.

The Company currently relies on CytoDyn, its partner for development for leronlimab.

6. CHANGE IN CONTROL OF THE COMPANY

On April 7, 2021, Wookey Technologies Corporation, a Delaware corporation, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock of the Company, to Phoenixus AG, an accredited investor. Phoenixus AG also acquired an additional 2,680,000 shares of common stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of common stock held by Gary Allen (a former director of the Company) were returned to the Company for cancellation.

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

7. COMMITEMENTS AND CONTIGENCIES

Contingencies

The Company’s operations are subject to a variety of local, state, and federal regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

8. SUBSEQUENT EVENTS

On January 3, 2022, Regnum, CytoDyn, and SevenScore entered into an Assignment and Assumption Agreement (“Assignment”) of the Commercialization and License Agreement (the “License Agreement”) and a Supply Agreement (the “Supply Agreement”) executed between Vyera and CytoDyn on December 17, 2019. Through the Assignment, Regnum has the exclusive right to commercialize pharmaceutical preparations containing leronlimab (PRO 140) (the “Product”) for treatment of HIV in humans (the “Field”) in the United States (the “Territory”). In exchange for these agreements SevenScore will receive 4,094,023 shares of Regnum.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2021, our disclosure controls and procedures are effective.

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

Based on its evaluation, our management has concluded that, as of December 31, 2021, our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

In September of 2021, we began utilizing shared services from an affiliate, which is also owned by Phoenixus AG. This arrangement provided a larger accounting team and enabled us to achieve segregation of duties with layers of managerial approval and significantly strengthen our system for accounting and other internal controls and procedures to maintain the Company’s accounting records.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company. The officers and director of the Company are as follows:

Name	Age	Position

Anne Kirby	40	Chief Executive Officer, President and Director
Robert J. Stubblefield	58	Chief Financial Officer and Treasurer

The business experience of the persons listed above is as follows:

Anne Kirby, Chief Executive Officer, President and Director

Anne Kirby was appointed as the Company’s Chief Executive Officer, President and Director on April 7, 2021. Ms. Kirby has worked in commercial roles in the pharmaceutical industry for seventeen years. From October of 2018 until April of 2021, she served as the Executive Vice President of Commercial & Operations, where she led Marketing, Sales, Market Access and Commercial Operations for Vyera Pharmaceuticals. From October of 2016 until October of 2018, Ms. Kirby served as the Director of Trade and Distribution with a focus on optimizing channel strategy for rare disease products. She has also held various Sales and Marketing positions at Pfizer, Amgen, CNS Therapeutics (acquired by Mallinckrodt) and Innerspace Neuro Solutions. Ms. Kirby holds a Master’s in Business Administration and a Bachelors of Science in Marketing from the University of Akron.

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

Committees of the Board

Our Company currently does not have nominating and corporate governance committee, compensation or audit committees, or committees performing similar functions, nor does our Company have a written nominating and corporate governance committee, compensation or audit committee charters. Our sole Director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

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

Board Meetings; Annual Meeting Attendance

While there were no meetings held during 2021, resolutions were written and adopted for all significant management actions taken during 2021.

Shareholder Communications with the Board

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Board of Directors at 600 3rd Ave Floor 19, New York, NY 10016, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

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

Director Independence

Our common stock is currently quoted on the OTC Pink Open Market. The OTC Pink Open Market does not require us to have independent members of our Board of Directors. We do not identify the members of our Board of Directors as being independent.

Code of Ethics and Code of Conduct

We have not adopted a Code of Ethics, as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we do not have any securities registered under Section 12(b) or 12(g) of the Exchange, our executive officers, directors and holders of 10% or more of our shares of issued and outstanding Common Stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

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

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended December 31	Compensation ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Anne Kirby, CEO	2021	$94,603	(1)	—	—	—	$—	$94,603
Robert J. Stubblefield, CFO	2021	$31,500	(2)	—	—	—	—	$31,500

 ____________

(1)

During the year ended December 31, 2021, Ms. Kirby was an employee of Vyera Pharmaceuticals, LLC, and the Company made payments to Vyera for Ms. Kirby’s services under the terms of the Shares Services Agreement described elsewhere in this Report. The portion of payments made under the Shared Services Agreement related to Ms. Kirby’s services during the year ended December 31, 2021 was $94,603.

(2)

Mr. Stubblefield is a consultant to the Company and was paid a monthly consulting fee during the year ended December 31, 2021. The total payment made to Mr. Stubblefield for the year ended December 31, 2021 was $31,500.

Neither of our officers receives a salary from the Company. Ms. Kirby is employed by Vyera and a portion of her salary is charged to the Company as part of shared services. Mr. Stubblefield is paid as an independent contractor. Amounts paid by the Company for each of them are presented as compensation in the table above.

Executive Employment Agreements and Arrangements

The Company has been operating a shared services model with Vyera Pharmaceuticals, LLC, a subsidiary of Phoenixus, since September 1, 2021. The relationship was memorialized in a Management & Business Consulting Agreement, a Research & Development Services Agreement, and a Shared Services Agreement (“Shared Services Agreements”) entered into on April 15, 2022. Through the Shared Services Agreements, the Company has access to management consulting services to include business development and commercial activities, research and development services, and support and administrative services at an arm’s length mark-up. During the year ended December 31, 2021, the Company incurred costs related to the Management & Business Consulting Agreement, Research & Development Services Agreement, and Shared Services Agreement of $140,474.86, $12,506.81, and $11,892.79, respectively. We believe the model is favorable for a small, growing company as it allows us to access qualified personnel on an as needed basis maintaining a lean cost structure.

Our Chief Executive Officer, Anne Kirby, as an employee of Vyera was performing her role for Regnum through the shared services model until entering the Manager and Chief Executive Officer Services Agreement (“Manager Agreement”) with Regnum on April 15, 2022. Under the terms of the Manager Agreement, Anne Kirby will continue to serve as the Chief Executive Officer and member of the Board of Regnum and her employment will transition from Vyera to Regnum. Ms. Kirby will continue to offer consulting services to Vyera under the Shared Services Agreement for which Regnum will receive payment at an arm’s length mark-up for services rendered.

Ms. Kirby is also party to an Indemnification Agreement entered into with Phoenixus on April 15, 2022. Through the agreement Phoenixus intends to provide certain indemnification to Ms. Kirby for the period of time in which she is performing services for Regnum pursuant to the Manager Agreement described above.

On April 7, 2021, Robert Stubblefield and the Company entered a consulting agreement. Pursuant to the agreement, Mr. Stubblefield performs the duties of Chief Financial Officer for the Company on a part time basis. In his capacity as the Chief Financial Officer, Mr. Stubblefield is responsible for the accounting and finance function of the Company.

Outstanding Equity Awards as of December 31, 2021

There are no outstanding equity awards as of December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 14, 2022 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 22,950,000 shares outstanding as of April 14, 2022, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2022, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 600 3rd Ave Floor 19, New York, NY 10016

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock
Anne Kirby	0	*	%
Robert J. Stubblefield	0	*	%
All of the officers and director as a group (two persons)	0	*	%

5% Shareholders

Phoenixus AG (1)(2)	22,680,000	99%

_____________

*	Less than 1%
(1)	Address is Haldenstreasse 6, 6340 Baar, Switzerland.
(2)

SevenScore Pharmaceuticals, LLC is entitled to 4,094,023 shares of our Common Stock, currently held by Phoenixus AG, as consideration for the exchange of agreements entered into on January 3, 2022, between the Company, CytoDyn and SevenScore, discussed elsewhere in this Report.

Change in Control Arrangements

On April 7, 2021, Wookey Technologies Corporation, a Delaware corporation, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock of the Company, to Phoenixus AG, an accredited investor. Phoenixus also acquired an additional 2,680,000 shares of common stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of common stock held by Gary Allen (former director of the Company) were returned to the Company for cancellation. The acquisition by Phoenixus of 22,680,000 shares of Common Stock of the Company and the cancellation of the 1,000,000 shares previously held by Mr. Allen resulted in a change in control of the Company. Phoenixus now holds approximately 99% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, may exert significant influence over our business and affairs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the best of the Company’s knowledge, there have been no transactions since January 1, 2021, and there are currently no proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest, except as disclosed below.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or to be paid for services rendered.  The aggregate fees of GreenGrowth CPAs for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $21,000.  The aggregate fees of Boyle CPA, LLC for professional services rendered for review of the financial information included in our Forms 10-Q for the periods ended March 31, June 30, and September 30, 2020 totaled approximately $2,250; and the aggregate fees of GreenGrowth CPAs, for professional services rendered for the audit of our financial statements for the year ended December 31, 2020 totaled approximately $2,000.

Accounting Fees and Services

	2021	2020
Audit Fees	$21,000	$4,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$21,000	$4,250

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page 33.

Exhibits

Exhibit No.	Document Description
2.1

Agreement and Plan of Merger, dated May 13, 2021, by and between the Company and SevenScore Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2021).

2.2	Mutual Termination of the Agreement and Plan of Merger and Mutual Release, dated September 1, 2021, by and between the Company and SevenScore Pharmaceuticals, LLC.*
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 on the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 2017).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 on the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 2017).
10.1	Commercialization and License Agreement, dated December 17, 2019, by and between Vyera Pharmaceuticals, LLC and CytoDyn Inc.*#
10.2	Supply Agreement, dated December 17, 2019, by and between Vyera Pharmaceuticals, LLC and CytoDyn Inc.*#
10.3

Management Agreement, effective as of April 7, 2021, by and among the Company, and SevenScore Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2021).

10.4

Form of Consulting Agreement, effective as of April 7, 2021, by and among the Company and Robert Stubblefield (incorporated by reference to Exhibit 2.2 on the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2021).

10.5

Agreement and Plan of Merger Agreement, dated May 13, 2021, by and among the Company and SevenScore Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021).

10.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021).
10.7

Assignment and Assumption Agreement, dated December 23, 2021, by and between SevenScore Pharmaceuticals, LLC and the Company (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2022).

10.8

Contribution Agreement, dated January 3, 2022, by and between SevenScore Pharmaceuticals LLC, Phenixus AG and the Company (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2022).

10.9	Indemnification Agreement, effective as of April 15, 2022, by and among Phoenixus AG and Anne Kirby.*
10.10	Management and Business Consulting Agreement, dated as of April 15, 2022, by and between Vyera Pharmaceuticals, LLC and the Company, wherein Vyera Pharmaceuticals, LLC is the service provider.*
10.11	Shared Services Agreement, effective as of April 15, 2022, by and between Vyera Pharmaceuticals, LLC and the Company.*
10.12	Research and Development Services Agreement, effective as of April 15, 2022, by and between Vyera Pharmaceuticals, LLC and the Company.*
10.13	Manager and Chief Executive Officer Services Agreement, effective as of April 15, 2022, by and between the Company and Anne Kirby.*
21.1	Subsidiaries of the Registrant.
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

 __________

* Filed herewith.

** Furnished herewith.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K, because they are private, confidential and not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGNUM CORP.

Date: April 15, 2022	By:	/s/ Anne Kirby
Anne Kirby
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2022	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anne Kirby	Chief Executive Officer and Sole Director	April 15, 2022
Anne Kirby

