Form 10-Q
period 2022-03-31
Regnum Corp.
filed 2022-05-23
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal three months ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2022, there were 22,950,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS. REGNUM CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,400,107	$1,488,419
Prepaid Assets	500	500
Total Current Assets	1,400,607	1488,919

TOTAL ASSETS	$1,400,607	$1,488,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$-	$2,000
Accrued Expenses	14,720	16,284
Accrued taxes payable	800	800
Accounts payable - related party	520,937	339,179
Promissory Note	1,521,575	1,510,479
Total Current Liabilities	2,058,032	1,868,742

TOTAL LIABILITIES	$2,058,032	$1,868,742

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 Shares issued and outstanding	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings	(698,925)	(421,323)

Total Stockholders’ Equity	(657,425)	(379,823)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,400,607	$1,488,919

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Legal and professional fees	95,097	2,860
General and administrative	182,505	480

Total Operating Expenses	277,602	3,340

INCOME (LOSS) FROM OPERATIONS	(277,602)	(3,340)

OTHER INCOME	-	-

INCOME (LOSS) BEFORE TAXES	(277,602)	(3,340)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(277,602)	$(3,340)

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,950,000	23,950,000

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)
Net loss for the quarter ended March 31 2022	-	-	-	(277,602)	(277,602)
Balance, March 31, 2022	22,950,000	$22,950	$18,550	$(698,925)	$(657,425)

Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)
Net loss for the quarter ended March 31, 2021	-	-	-	(3,340)	(3,340)
Balance March 31, 2021	23,950,000	$23,950	$77,150	$(154,833)	$(53,733)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

OPERATING ACTIVITIES
Net income (loss)	$(277,602)	$(3,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Intercompany interest expense	11,096	-
Accounts payable	(2,000)	1,947
Accrued Expenses	(1,564)	-
Accounts payable - related party	181,758	1,393

Net Cash Provided By (Used In) Operating Activities	(88,312)	-

INVESTING ACTIVITIES
Net Cash Provided By (Used In) Investing Activities	-	-

FINANCING ACTIVITIES
Net Cash Provided by (Used In) Financing Activities	-	-
NET INCREASE (DECREASE) IN CASH	(88,312)	-

CASH AT BEGINNING OF PERIOD	1,488,419	-

CASH AT END OF PERIOD	$1,400,107	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Regnum Corp. (the “Company” or “Regnum,” “we,” “us,” “our” and similar terminology) was incorporated on March 31, 2016, under the laws of the State of Nevada. The Company was originally formed for the primary business purpose of servicing the demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth.  Following the April 7, 2021 acquisition of a super majority interest in the Company (as described in Note 7 below) by Phoenixus AG, a Swiss company (“Phoenixus”), the Company’s prior business model was abandoned.

Since April 2021, the Company’s business model is focused on developing and commercializing pharmaceutical therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn, Inc. (“CytoDyn”) which were assigned to the Company in January 2022 (see Note 4 below), the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. Leronlimab is the subject of a current Biologics License Application (“BLA”) that has been submitted in part to the U.S. Food and Drug Administration (“FDA”) with an indication to treat Multi-Drug Resistant HIV infection, with the potential for multiple additional therapeutic indications in HIV. As of the date of this report, the FDA’s review of the BLA is ongoing. Since the FDA approval process is ongoing and its outcome is uncertain, we are also seeking to acquire or in-license other pharmaceutical products or product candidates, although no products have been identified to date.

The Company has submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 on October 20, 2021, in connection with a proposed change of the Company’s name to “Rovida Therapeutics, Inc.,” the redomicile of the Company from Nevada to Delaware and a change in the Company’s ticker symbol (the “Corporate Actions”). The Corporate Actions have been approved by the board of directors of the Company and by Phoenixus as the holder of majority of the outstanding shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”). The Corporate Actions are presently under review by an appeal panel of FINRA, and no assurances can be given that FINRA’s approval of the Corporate Actions will be granted. The Corporate Actions have been delayed due to questions by FINRA regarding Phoenixus’s former association with Martin Shkreli as disclosed in the Company’s 2021 Form 10-K.

Risks and Uncertainties

The Company is subject to certain risks common to other companies in the biotechnology industry including, but not limited to, the need to raise additional capital, FDA review and approval of the Company’s products, market acceptance of the Company’s products, competition, healthcare reform, and compliance with government regulations. There is uncertainty as to whether the COVID-19 pandemic could disrupt the Company’s operations or impact government oversight or the regulatory review process.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s annual report, as filed with the SEC on Form 10-K on April 15, 2022 (the “Form 10-K”). The December 31, 2021 balance sheet was derived from the audited financial statements of our 2021 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 financial statements included in our 2021 Form 10-K. The interim results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic Income/(Loss) per Share of Common Stock

Basic income per share of Common Stock is calculated by dividing the Company’s net income/(loss) applicable to shareholders of Common Stock by the weighted average number of shares of Common Stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to shareholders of Common Stock by the diluted weighted average number of shares of Common Stock outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 shares of Common Stock authorized, and there were 22,950,000 shares of Common Stock outstanding as of March 31, 2022 and December 31, 2021. The Company had no potential dilutive issuances of shares of Common Stock during the quarter ended as of March 31, 2022.

Accounting Basis

The financial statements are prepared in accordance with U.S. GAAP. The Company has adopted a December 31 fiscal year-end.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks and financial instruments which mature within six months of the date of purchase. The carrying amount of cash and cash equivalents approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Revenue Recognition

As of the date of this report, the Company is has no revenue generating operations.

If and when revenue generation begins, the Company will perform the following five steps in accordance with FASB ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies the performance obligation. Other factors that may affect revenue recognition such as potential rebates, chargebacks, discounts, distribution fees, allowances for patient assistance programs, etc. will be addressed when the company begins to enter revenue generating agreements and appropriate U.S. GAAP concepts regarding them will be implemented and this policy will be expanded to describe additional considerations related to them.

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

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the years ended December 31, 2021 and 2020. Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts payable, accrued liabilities and income taxes payable wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payables wherein the carrying value at the effective interest rate approximates fair value as the interest rate approximate a market rate for similar instruments offered to the Company.

Income Taxes

The Company provides for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be recognized.

ASC 740 also classifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Through March 31, 2022, there has been no interest expense or penalties related to unrecognized tax benefits.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption of this ASU during the year ended December 31, 2020 had no material impact on these financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its balance sheets and results of operations.

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

NOTE 3. STOCKHOLDERS’ EQUITY

As of March 31, 2022, the Company had 80,000,000 authorized shares of Common Stock, of which 22,950,000 shares are issued and outstanding at such date.

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended December 31, 2021, in connection with the sale of a majority stake in the Company by Wookey Search Technologies Corporation (“Wookey”) to Phoenixus in April of 2021, and receipt by Wookey of the proceeds from the sale, Wookey Project Corp. and Wookey forgave the outstanding balances owed to them by the Company and the balance in Due to Related Party was eliminated with a corresponding amount recorded in Other Income for the forgiveness of debt. Vyera Pharmaceuticals, LLC (“Vyera”), and SevenScore Pharmaceuticals, LLC (“SevenScore”), each of which are subsidiaries Phoenixus, made payments on behalf of the Company between April and October of 2021, which have been recorded as accounts payable - related party.

The accounts payable-related party balance was $520,937 and $339,179 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company is party to the following service agreements with Vyera (together, the “Shared Services Agreements”): (i) a Management and Business Consulting Agreement, wherein Vyera is the service provider; (ii) a Shared Services Agreement; and (iii) a Research and Development Services Agreement. Through these agreements, Regnum can receive and provide general and administrative support, and Regnum is able to receive management level business strategy consulting and research and development services. Services are invoiced to each party at an arm’s length markup.

During the quarter ended March 31, 2022 and the year ended December 31, 2021, a total of $155,957 and $164,874, respectively, were incurred by the Company to Vyera under these service agreements and recorded in accounts payable – related party.

On October 8, 2021, the Company received a loan in the principal amount of $1,500,000 from its principal shareholder, Phoenixus, to support clinical development and general expenses. The loan is structured as a convertible promissory note and bears interest at the rate of 3% per annum, payable on maturity or conversion. The note will mature 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into shares of Common Stock at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate.

At March 31, 2022 and December 31, 2021, the balance of this note, including accrued interest, was $1,521,575 and $1,510,479, respectively.

Other Commitments

On January 3, 2022, Regnum, CytoDyn, and SevenScore entered into an Assignment and Assumption Agreement (“Assignment”) of the Commercialization and License Agreement (the “License Agreement”) and a Supply Agreement (the “Supply Agreement”) executed between Vyera and CytoDyn on December 17, 2019. Through the Assignment, Regnum has the exclusive right to commercialize pharmaceutical preparations containing leronlimab (PRO 140) (the “Product”) for treatment of HIV in humans in the United States. In exchange for these agreements, SevenScore is entitled to receive 4,094,023 shares of Common Stock.

NOTE 5. INCOME TAXES

Income tax expense consists of the following:

March 31,
	2022	2021
Federal	$-	$-
State	-	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

March 31,
	2022	2021
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

NOTE 6. CONCENTRATION

The Company currently relies on CytoDyn, our supply partner, for development, manufacture, and supply of all commercial grade quantities of the Product.

NOTE 7. CHANGE IN CONTROL OF THE COMPANY

On April 7, 2021, Wookey, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of Common Stock to Phoenixus, an accredited investor. Phoenixus also acquired an additional 2,680,000 shares of Common Stock from three minority shareholders. In connection with the sale of such shares, an aggregate of 1,000,000 shares of Common Stock held by Gary Allen (a former director of the Company) were returned to the Company for cancellation.

As a result of the acquisition of 22,680,000 shares of Common Stock, and the cancellation of 1,000,000 shares, Phoenixus holds approximately 99% of the issued and outstanding shares of Common Stock, and as such it is able to unilaterally control the election of the Company's board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates events and transactions subsequent to March 31, 2022 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not statements of historical fact and involve a number of risks and uncertainties. We caution the readers that forward-looking statements are not a guarantee of future performance and that actual results could differ materially from those contained in such forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “seek,” “should,” “will,” and variations and other similar words and expressions are intended to identify such forward-looking statements.

These forward-looking statements are based on the current beliefs and expectations of our management, and are subject to significant risks and uncertainties. If the underlying assumptions prove incorrect or unknown risks or uncertainties materialize, actual results could differ materially from our current expectations. These risks and uncertainties include those factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 21, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this section. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

Business Overview

Regnum Corp. was incorporated on March 31, 2016, under the laws of the State of Nevada. The Company was formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. Following the acquisition by Phoenixus AG (“Phoenixus”) on April 7, 2021, the Company’s prior business model was abandoned.

Business Outlook

Since April 2021, the Company’s business model is focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn which were assigned to the Company in January 2022, the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. Leronlimab is the subject of a current Biologics License Application (“BLA”) that has been submitted in part to the U.S. Food and Drug Administration (“FDA”) with an indication to treat Multi-Drug Resistant HIV infection, with the potential for multiple additional therapeutic indications in HIV. As of the date of this report, the FDA’s review of the BLA is ongoing. Since the FDA approval process is ongoing and its outcome is uncertain, we are also seeking to acquire or in-license other pharmaceutical products or product candidates, although no products have been identified to date.

The Company is party to the following service agreements with Vyera, which is a subsidiary of Phoenixus (together, the “Shared Services Agreements”): (i) a Management and Business Consulting Agreement, wherein Vyera is the service provider; (ii) a Shared Services Agreement; and (iii) a Research and Development Services Agreement. Through these agreements, Regnum can receive and provide general and administrative support, and Regnum is able to receive management level business strategy consulting and research and development services. Services are invoiced to each party at an arm’s length markup. Disruption or interruption of any of these Shared Services Agreements, while not anticipated, could interfere in continuity of our operations.

Trends Affecting Our Business

Our industry is highly dynamic and competitive, with technological and scientific innovation paving the way for new products that may transform our industry. We anticipate the recent capital markets downturn in the biotechnology sector to affect our ability to secure additional funding.  We do not currently generate revenue from product sales and anticipate we will need additional funding in order to continue our operations at their current levels, to conduct our commercialization activities for leronlimab if it is approved by the FDA, and to pay the costs associated with being a public company, for the next 12 months.  To the extent we in-license or acquire additional products or technologies, we will also require additional funding in the future to support our operations. Additional financing may not be available to us on terms that are acceptable or at all.

Plan of Operations

We had negative working capital of $657,425 as of March 31, 2022. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. We may also require additional funding in the future to expand or complete acquisitions. In the event we require additional funding, we plan to raise the necessary funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We reiterate that the Company’s business plan changed significantly and materially in April 2021, during the period for which the comparative financial statements presented hereby cover. As a result, financial results for 2021 do not represent the Company’s potential results in the future.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Revenue

We had no revenue for the three months ended March 31, 2022, or March 31, 2021, which was the result of a change in business model as Wookey sold the controlling shares to Phoenixus in April of 2021.

Our operating expenses for the three months ended March 31, 2022 were $277,602, which consisted of $95,097 for legal and professional fees, general and administrative expenses of $171,409, and interest expense of $11,096. For the three months ended March 31, 2021, operating expenses were $3,340, which consisted of legal and professional fees of $2,860, and general and administrative expenses of $480. The majority of legal and professional fees in the first Quarter of 2022 were related to assignment of Commercial and License Agreement and Supply Agreement, due diligence related to business development efforts, and auditing. The increase in general and administrative expenses is related to services provided under shared services agreements entered in September of 2021.

The Company had a net loss of $277,602 for the three months ended March 31, 2022, as compared to net loss of $3,340 for the three months ended March 31, 2021. The increase in net loss is due to increased expenses for legal and professional fees and general and administrative expenses as the Company works to execute its new business model and identify business development opportunities.

Liquidity and Capital Resources

The Company’s cash position was $1,400,107 on March 31, 2022, and $0 on March 31, 2021. The increase in cash is the result of funds received in October of 2021 under a promissory note from the Company’s principal shareholder, Phoenixus, to support clinical development and general expenses. As of March 31, 2022, the Company had current assets of $1,400,607 and current liabilities of $2,058,032 as compared to $1,488,919 and $1,868,742, respectively, as of December 31, 2021. This resulted in negative working capital of $657,425 on March 31, 2022, and $379,823 on December 31, 2021.

Net cash (used in) provided by operating activities

For the three months ended March 31, 2022, net cash used in operating activities amounted to $88,312, as compared to using $0 net cash for the three months ended March 31, 2021. The increase in net cash used is as a result of payments made to third parties for Legal and Professional and General and Administrative expenses.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2022 and 2021.

Net cash used in financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2022 and 2021.

Net cash (used in) provided by financing activities

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. Our critical accounting policies are outlined in “Note 1 - Summary of Significant Accounting Policies” to the financial statements included elsewhere in this Quarterly Report.

Emerging Growth Company

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 1 - Summary of Significant Accounting Policies” to the financial statements included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer (who is the Company’s Principal Executive Officer) and the Company’s Chief Financial Officer and Treasurer (who is the Company’s Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such are defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of March 31, 2022. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation to determine whether any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended March 31, 2022, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Control

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met. Further, we believe that because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

                Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF THE PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None. [NOTE: we might want to talk about FINRA ruling and appeal here if more detail is desired]

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document Description
31.1

Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

 __________

*              Filed herewith.

**           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGNUM CORP.

Date: May 23, 2022	By:	/s/ Anne Kirby
	Name:	Anne Kirby
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert J. Stubblefield
	Name:	Robert J. Stubblefield
	Title:	Chief Financial Officer
(Principal Accounting/Financial Officer)

