Form 10-Q
period 2022-06-30
Regnum Corp.
filed 2022-08-16
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal three months ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 15, 2022, there were 22,950,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REGNUM CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,263,133	$1,488,419
Accounts Receivable – Related Party	94,175	-
Prepaid Assets	500	500
Total Current Assets	1,357,808	1,488,919
TOTAL ASSETS	$1,357,808	$1,488,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,725	$2,000
Accrued Expenses	98,319	16,284
Accrued Taxes Payable	800	800
Accounts Payable - Related Party	575,788	339,179
Promissory Note	1,532,795	1,510,479
Total Current Liabilities	2,209,427	1,868,742
TOTAL LIABILITIES	$2,209,427	$1,868,742
STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 Shares issued and outstanding	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings	(893,119)	(421,323)
Total Stockholders’ Equity	(851,619)	(379,823)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,357,808	$1,488,919

The accompanying notes are an integral part of these financial statements.

REGNUM CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30 ,		June 30 ,
	2022	2021	2022	2021

REVENUES	$-	$-	$-	$-

COST OF SALES	-		-	-

GROSS PROFIT	-		-	-

OPERATING EXPENSES
Legal and professional fees	69,013	11,524	164,110	14,384
General and administrative	113,962	985	285,371	1,465

Total Operating Expenses	182,975	12,509	449,481	15,849

INCOME (LOSS) FROM OPERATIONS	(182,975)	(12,509)	(449,481)	(15,849)

OTHER INCOME	(11,219)	109,024	(22,315)	109,024

INCOME (LOSS) BEFORE TAXES	(194,194)	96,515	(471,796)	93,175

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(194,194)	$96,515	$(471,796)	$93,175

BASIC AND DILUTED INCOME
PER COMMON SHARE	$(0.01)	$-	$(0.02)	$-

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	22,950,000	23,950,000	22,950,000	22,983,150

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)
Net loss for the quarter ended March 31 2022	-	-	-	(277,602)	(277,602)
Balance, March 31, 2022	22,950,000	$22,950	$18,550	$(698,925)	$(657,425)
Net loss for the quarter ended June 30 2022	-	-	-	(194,194)	(194,194)
Balance, June 30, 2022	22,950,000	$22,950	$18,550	$(893,119)	$(851,619)

Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)
Net loss for the quarter ended March 31 2021	-	-	-	(3,340)	(3,340)
Balance, March 31, 2021	23,950,000	$23,950	$77,150	$(154,833)	$(53,733)
Cancellation of Common Shares Issued for Services Rendered	(1,000,000)	(1,000)	(58,600)	-	(59,600)
Net income for the quarter ended June 30 2021	-	-	-	96,515	96,515
Balance, June 30, 2021	22,950,000	$22,950	$18,550	$(58,318)	$(16,818)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021

OPERATING ACTIVITIES
Net (loss) income	$(471,796)	$93,175
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock cancelled for services rendered	-	(59,600)
Intercompany interest expense	22,316
Accounts Receivable	-	4,500
Accounts Receivable – Related Party	(94,175)	-
Prepaids	-	(4,000)
Accounts Payable	(275)	7,495
Accrued Expenses	82,034	-
Accounts Payable - Related Party	236,610	(41,570)
Net Cash Used In Operating Activities	(225,286)	-
INVESTING ACTIVITIES
Net Cash provided by (used in) Investing Activities	-	-
FINANCING ACTIVITIES
Net Cash provided by (used In) Financing Activities	-	-
NET (DECREASE) INCREASE IN CASH	(225,286)	-
CASH AT BEGINNING OF PERIOD	1,488,419	-
CASH AT END OF PERIOD	$1,263,133	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022 and DECEMBER 31, 2021

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

On October 21, 2021, the Company submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 in connection with a proposed change of the Company’s name to “Rovida Therapeutics, Inc.,” the redomicile of the Company from Nevada to Delaware and a change in the Company’s ticker symbol (the “Corporate Actions”). The Corporate Actions have been approved by the board of directors of the Company and by Phoenixus as the holder of majority of the outstanding shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”). The Company’s application for FINRA approval of the Corporate Actions was denied by FINRA’s Department of Market Operations due to Phoenixus’s former association with Martin Shkreli as disclosed in the Company’s 2021 Form 10-K. The Company appealed FINRA’s determination to a subcommittee of FINRA’s Uniform Practice Code Committee, and on July 28, 2022, the Company’s appeal was denied by such subcommittee. As a result, the Corporate Actions will not be implemented, and given the appeal decision, the Company anticipates that it will take no further action on the Corporate Actions at this time.

Risks and Uncertainties

The Company is subject to certain risks common to other companies in the biotechnology industry including, but not limited to, the need to raise additional capital, FDA review and approval of the Company’s or its commercial partner’s products, market acceptance of the Company’s products, competition, healthcare reform, and compliance with government regulations. There is uncertainty as to whether the COVID-19 pandemic could disrupt the Company’s operations or impact government oversight or the regulatory review process.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 financial statements included in our 2021 Form 10-K. The interim results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2022 or for any future periods.

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

Basic Income/(Loss) per Share of Common Stock

Basic income per share of Common Stock is calculated by dividing the Company’s net income/(loss) applicable to shareholders of Common Stock by the weighted average number of shares of Common Stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to shareholders of Common Stock by the diluted weighted average number of shares of Common Stock outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 shares of Common Stock authorized, and there were 22,950,000 shares of Common Stock outstanding as of June 30, 2022 and December 31, 2021. The Company had no potential dilutive issuances of shares of Common Stock during the quarter ended as of June 30, 2022.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the six months ended June 30, 2022 or the year ended December 31, 2021. Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts payable, accrued liabilities and income taxes payable wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payables wherein the carrying value at the effective interest rate approximates fair value as the interest rate approximates a market rate for similar instruments offered to the Company.

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

ASC 740 also classifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Through June 30, 2022, there has been no interest expense or penalties related to unrecognized tax benefits.

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

NOTE 3. STOCKHOLDERS’ EQUITY

As of June 30, 2022, the Company had 80,000,000 authorized shares of Common Stock, of which 22,950,000 shares are issued and outstanding at such date.

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

During the quarter ended June 30, 2022 and the year ended December 31, 2021, a total of $41,785 and $164,874, respectively, were incurred by the Company to Vyera under these service agreements and recorded in accounts payable – related party.

The accounts payable-related party balance was $575,788 and $339,179 as of June 30, 2022 and December 31, 2021, respectively.

Commencing in April of 2022, the company began making payments directly to its Chief Executive Officer, whereas such payments had previously been made by Vyera. Under the Shared Services Agreements, the Company billed Vyera for services provided during the second quarter, resulting in a Receivable from Related party of $94,175 at June 30, 2022.

The accounts receivable-related party balance was $94,175 as of June 30, 2022. There was no balance for Receivable from Related Party at December 31, 2021.

On October 8, 2021, the Company received a loan in the principal amount of $1,500,000 from its principal shareholder, Phoenixus, to support clinical development and general expenses. The loan is structured as a convertible promissory note and bears interest at the rate of 3% per annum, payable on maturity or conversion. The note will mature 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into shares of Common Stock at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate. At June 30, 2022 and December 31, 2021, the balance of this note, including accrued interest, was $1,532,795 and $1,510,479, respectively.

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

June 30,
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

As a result of the acquisition of 22,680,000 shares of Common Stock, and the cancellation of 1,000,000 shares, Phoenixus holds approximately 99% of the issued and outstanding shares of Common Stock, and as such it is able to unilaterally control the election of the Company’s board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local, state, and federal regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated events and transactions subsequent to June 30, 2022 through the date of this filing to assess the need for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.

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

These forward-looking statements are based on the current beliefs and expectations of our management, and are subject to significant risks and uncertainties. If the underlying assumptions prove incorrect or unknown risks or uncertainties materialize, actual results could differ materially from our current expectations. These risks and uncertainties include those factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this section. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

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

The Company is party to the following service agreements with Vyera, which is a subsidiary of Phoenixus: (i) a Management and Business Consulting Agreement, wherein Vyera is the service provider; (ii) a Shared Services Agreement; and (iii) a Research and Development Services Agreement (collectively, the “Shared Services Agreements”). Through these Shared Services Agreements, Regnum can receive and provide general and administrative support, and Regnum is able to receive management level business strategy consulting and research and development services. Services are invoiced to each party at an arm’s length markup. Disruption or interruption of any of these Shared Services Agreements, while not anticipated, could interfere in continuity of our operations.

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

Plan of Operations

We had negative working capital of $851,619 as of June 30, 2022. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. We may also require additional funding in the future to expand or complete acquisitions. In the event we require additional funding, we plan to raise the necessary funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We reiterate that the Company’s business plan changed significantly and materially in April 2021, during the period for which the comparative financial statements presented hereby cover. As a result, financial results for 2021 do not represent the Company’s potential results in the future.

RESULTS OF OPERATIONS

Comparison of the six month period ended June 30, 2022 with the six month period ended June 30, 2021

Revenue

We had no revenue for the six months ended June 30, 2022, or June 30, 2021, which was the result of a change in business model as Wookey sold the controlling shares to Phoenixus in April of 2021.

Our operating expenses for the six months ended June 30, 2022 were $449,481, which consisted of $164,110 for legal and professional fees, general and administrative expenses of $285,371, and interest expense of $22,315. For the six months ended June 30, 2021, operating expenses were $15,849, which consisted of legal and professional fees of $14,384, and general and administrative expenses of $1,465. The majority of legal and professional fees in the first six months of 2022 were related to assignment of Commercial and License Agreement and Supply Agreement, due diligence related to business development efforts, and auditing. The increase in general and administrative expenses is related to services provided under shared services agreements entered in September of 2021.

The Company had a net loss of $471,796 for the six months ended June 30, 2022, as compared to net income of $93,175 for the six months ended June 30, 2021. The net income for the first six months of 2021 was the result of accounting entries recorded to Other Income in connection with forgiveness of debt by Wookey Project and Wookey Search (both related parties) and reversal of an expense upon cancellation of 1,000,000 shares of stock granted to Gary Allen for services. The increase in net loss is due to increased expenses for legal and professional fees and general and administrative expenses as the Company works to execute its new business model and identify business development opportunities.

Liquidity and Capital Resources

The Company’s cash position was $1,263,133 on June 30, 2022, and $0 on June 30, 2021. The increase in cash is the result of funds received in October of 2021 under a promissory note from the Company’s principal shareholder, Phoenixus, to support clinical development and general expenses. As of June 30, 2022, the Company had current assets of $1,357,808 and current liabilities of $2,209,427 as compared to $1,488,919 and $1,868,742, respectively, as of December 31, 2021. This resulted in negative working capital of $851,619 on June 30, 2022, and $379,823 on December 31, 2021.

Net cash (used in) provided by operating activities

For the six months ended June 30, 2022, net cash used in operating activities amounted to $225,286, as compared to using $0 net cash for the six months ended June 30, 2021. The increase in net cash used is a result of payments made to third parties for Legal and Professional and General and Administrative expenses.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2022 and 2021.

Net cash used in financing activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2022 and 2021.

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

Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such are defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of June 30, 2022. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation to determine whether any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the six-month period ended June 30, 2022, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022. Except for the matters disclosed in this Report (including the disclosures contained in Item 5 below), there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF THE PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In December 2021, our majority shareholder, Phoenixus AG (“Phoenixus”), and our affiliated company, Vyera Pharmaceuticals, LLC (“Vyera”), which is wholly-owned by Phoenixus, settled a litigation with the U.S. Federal Trade Commission and several U.S. states captioned Federal Trade Commission, et al. v. Vyera Pharmaceuticals, LLC, et al., Case No. 20-cv-00706 (the “FTC Case”). In connection with such settlement of the FTC Case, Vyera and Phoenixus became subject to a Stipulated Order for Permanent Injunction and Equitable Monetary Relief that was entered in connection with the settlement of the FTC Case (the “Stipulated Order”) as well as a Settlement Agreement entered in connection with the settlement of a related class action (the “Class Settlement Agreement”). The Stipulated Order and the Class Settlement Agreement set forth a number of obligations and constraints. Many (but not all) of these obligations and constraints are expressly applicable to the “Corporate Defendants,” which is a defined term whose meaning includes Vyera and Phoenixus, along with their “subsidiaries . . . and affiliates controlled by [Vyera and Phoenixus].” As such, we believe certain of the terms and provisions of the Stipulated Order and the Class Settlement Agreement apply to our company since we are controlled by Phoenixus. These terms and provisions could have a material adverse effect on our ability to establish our business as an independent pharmaceutical company.

The following summary of the terms of the Stipulated Order and the Class Settlement Agreement, as well as their application to our company, is intended solely as a summary, and not as an exhaustive recitation of all of the obligations and constraints imposed by the Stipulated Order and the Class Settlement Agreement. Reference should be made to the Stipulated Order and the Class Settlement Agreement (each of which are publicly available for review) for a complete explanation of their terms.

1. Subject to certain limited exceptions, the Corporate Defendants (including Regnum) are prohibited from engaging in certain business activities and from entering into certain types of agreements, including specifically any agreement that prohibits, interferes with, or restricts a third party from providing the Corporate Defendants’ drug products to another pharmaceutical company for the purpose of developing a therapeutic equivalent or biosimilar of the drug product; any agreement that restricts in any way any third party manufacturer of an active pharmaceutical ingredient (“API”) from providing that API to another pharmaceutical company; and any agreement that restricts any third party from selling or otherwise providing pharmaceutical sales data regarding the Corporate Defendants’ drug products. The Corporate Defendants (including Regnum) are also generally prohibited from doing business with Martin Shkreli and Kevin Mulleady, each an individual formerly associated with Vyera and/or Phoenixus.

2. The Corporate Defendants (including Regnum) are required to provide a notice to customers and suppliers regarding the terms of the Stipulated Order.

3. The Corporate Defendants (including Regnum) are required to agree to sell drug products to other pharmaceutical companies for use in developing a generic or biosimilar drug product, subject to certain specifications and qualifications.

4. Vyera and Phoenixus are required to make certain contingent payments upon the occurrence of certain triggering events. Generally speaking, these contingent payments are to be comprised of 20% of the net proceeds of the sale or other monetization of certain “Corporate Assets.” Although the obligation to make contingent payments does not specifically require Regnum to make contingent payments itself, the definition of “Corporate Assets” encompasses assets held by Regnum (subject to certain exclusions). Thus, Regnum’s sale or other monetization of any non-excluded asset is likely to trigger a contingent payment obligation on the part of Vyera and/or Phoenixus. This, in turn, could require our company to make payments or distributions over to Vyera and/or Phoenixus.

5. The Corporate Defendants (including Regnum) are required to provide advance written notice to the plaintiffs of certain contemplated transactions, including the acquisition from a third party of a pharmaceutical company, any rights or interest in a pharmaceutical company, or any exclusive rights to market, distribute, or sell any FDA-approved drug product.

6. Vyera and Phoenixus are required to comply with certain compliance reporting obligations, including without limitation the submission of an annual compliance report. These compliance reporting obligations do not specifically require Regnum or other subsidiaries or affiliates to submit their own compliance reports. However, certain information from or regarding Regnum may need to be included in the compliance reports submitted by Vyera and Phoenixus, as more fully described in the Stipulated Order and the Class Settlement Agreement.

7. The Corporate Defendants (including Regnum) are obligated to provide access to certain business records upon the request of the plaintiffs, subject to specific terms and limitations.

8. In connection with the settlement of the FTC Case and the related class action, Vyera and Phoenixus entered into Collateral Assignment and Security Agreements, which generally provide the plaintiffs with security interests in certain “collateral,” which may encompass certain assets held by Regnum. Accordingly, to the extent that Regnum intends to transfer or otherwise dispose of covered collateral, prior notice to, and approval from, the collateral agent may be required.

Each of these terms could adversely impact our ability, among other things, to (i) establish our business as a pharmaceutical company, (ii) attract and secure third-party financing; or (iii) acquire or in-license new intellectual property or (iv) enter into other necessary commercial relationships. If all or any one of these adverse effects occur, our business and business prospects could be harmed to a significant extent.

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

REGNUM CORP.

Date: August 16, 2022	By:	/s/ Anne Kirby
	Name:	Anne Kirby
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert J. Stubblefield
	Name:	Robert J. Stubblefield
	Title:	Chief Financial Officer
(Principal Accounting/Financial Officer)

