Form 10-Q
period 2022-09-30
Regnum Corp.
filed 2022-11-14
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal nine months ended September 30, 2022

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

As of November 14, 2022, there were 22,950,000 shares of common stock issued and outstanding.

		Pages

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	3
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30 2022 and 2021 and for the Nine Months Ended September 30, 2022 and 2021	4
	Unaudited Condensed Statements of Stockholders’ Deficit as of September 30, 2022, and 2021	5
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30 2022 and 2021	6
	Notes to Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REGNUM CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$912,751	$1,488,419
Prepaid Assets	130,889	500
Total Current Assets	1,043,640	1,488,919
TOTAL ASSETS	$1,043,640	$1,488,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$273	$2,000
Accrued Expenses	122,428	16,284
Accrued Taxes Payable	800	800
Accounts Payable - Related Party	399,881	339,179
Promissory Note	1,544,137	1,510,479
Total Current Liabilities	2,067,519	1,868,742
TOTAL LIABILITIES	$2,067,519	$1,868,742
STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 Shares issued and outstanding	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings	(1,065,378)	(421,323)
Total Stockholders’ Equity	(1,023,879)	(379,823)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,640	$1,488,919

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30 ,		September 30 ,
	2022	2021	2022	2021

REVENUES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Legal and professional fees	23,107	64,121	187,215	67,180
General and administrative	137,811	34,026	423,183	46,815

Total Operating Expenses	160,918	98,147	610,398	113,995

INCOME (LOSS) FROM OPERATIONS	(160,918)	(98,147)	(610,398)	(113,995)

OTHER INCOME	(11,342)	-	(33,658)	109,023

INCOME (LOSS) BEFORE TAXES	(172,260)	(98,147)	(644,056)	(4,972)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(172,260)	$(98,147)	$(644,056)	$(4,972)

BASIC AND DILUTED INCOME
PER COMMON SHARE	$(0.01)	$-	$(0.03)	$-

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	22,950,000	22,950,000	22,950,000	23,301,648

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)
Net loss for the quarter ended March 31, 2022	-	-	-	(277,602)	(277,602)
Balance, March 31, 2022	22,950,000	$22,950	$18,550	$(698,925)	$(657,425)
Net loss for the quarter ended June 30, 2022	-	-	-	(194,194)	(194,194)
Balance, June 30, 2022	22,950,000	$22,950	$18,550	$(893,119)	$(851,619)
Net Loss for quarter ended September 30,2022				(172,260)	(172,260)
Balance, September 30, 2022	22,950,000	$22,950	$18,550	(1,065,379)	(1,023,879)
Balance, December 31, 2020	23,950,000	23,950	77,150	(151,493)	(50,393)
Net loss for the quarter ended March 31, 2021	-	-	-	(3,340)	(3,340)
Balance March 31, 2021	23,950,000	$23,950	$77,150	$(154,833)	$(53,733)
Cancellation of Common Shares Issued for Services Rendered	(1,000,000)	(1,000)	(58,600)	-	(59,600)
Net income for the quarter ended June 30, 2021	-	-	-	96,515	96,515
Balance June 30, 2021	22,950,000	$22,950	$18,550	$(58,318)	$(16,818)
Net Income for the quarter ended September 30, 2021				(98,147)	(98,147)
Balance September 30, 2021	22,950,000	22,950	18,550	(156,465)	(114,965)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021

OPERATING ACTIVITIES
Net (loss) income	$(644,056)	$(4,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock cancelled for services rendered	-	(59,600)
Intercompany interest expense	33,658	-
Accounts Receivable	-	4,500

Prepaids	(130,390)	(4,000)
Accounts Payable	(1,728)	7,495
Accrued Expenses	106,146	9,750
Accounts Payable - Related Party	60,702	46,827
Net Cash Used In Operating Activities	(575,668)	-
INVESTING ACTIVITIES
Net Cash provided by (used in) Investing Activities	-	-
FINANCING ACTIVITIES
Net Cash provided by (used In) Financing Activities	-	-
NET (DECREASE) INCREASE IN CASH	(575,668)	-
CASH AT BEGINNING OF PERIOD	1,488,419	-
CASH AT END OF PERIOD	$912,751	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and DECEMBER 31, 2021

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

Since April 2021, the Company’s business model is focused on developing and commercializing pharmaceutical therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn, Inc. (“CytoDyn”) which were assigned to the Company in January 2022 (see Note 4 below), the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. Leronlimab is the subject of a Biologics License Application (“BLA”) that was submitted by CytoDyn in part to the U.S. Food and Drug Administration (“FDA”) with an indication to treat Multi-Drug Resistant HIV infection ("MDR HIV"), with the potential for multiple additional therapeutic indications in HIV. On October 28, 2022, CytoDyn reported that it voluntarily withdrew its Leronlimab BLA submission for MDR HIV. CytoDyn reported that its decision to voluntarily withdraw the BLA was based on various factors, including system issues related to the quality of the data collection and monitoring of the pivotal clinical trials by the clinical research organization contracted to manage the trials. CytoDyn reported that it intends to continue studying leronlimab in other HIV-related indications, which the Company would, if approved by the FDA, have the right to commercialize in the United States. Additionally, the Company is also seeking to acquire or in-license other pharmaceutical products or product candidates, although no products have been identified to date.

On October 21, 2021, the Company submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 in connection with a proposed change of the Company’s name to “Rovida Therapeutics, Inc.,” the redomicile of the Company from Nevada to Delaware and a change in the Company’s ticker symbol (the “Corporate Actions”). The Corporate Actions were approved by the board of directors of the Company and by Phoenixus as the holder of majority of the outstanding shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”). The Company’s application for FINRA approval of the Corporate Actions was denied by FINRA’s Department of Market Operations due to Phoenixus’s former association with Martin Shkreli (“Shkreli") as disclosed in the Company’s 2021 Form 10-K. The Company appealed FINRA’s determination to a subcommittee of FINRA’s Uniform Practice Code Committee, and on July 28, 2022, the Company’s appeal was denied by such subcommittee. As a result, the Corporate Actions will not be implemented.  However, the Company may revisit the Corporate Actions at such time as factual circumstances relating to Shkreli and Phoenixus merit.

Risks and Uncertainties

The Company is subject to certain risks common to other companies in the biotechnology industry including, but not limited to, the need to raise additional capital, FDA review and approval of the Company’s or its commercial partner’s products, market acceptance of the Company’s products, competition, healthcare reform, and compliance with government regulations. There is uncertainty as to whether the COVID-19 pandemic could disrupt the Company’s operations or impact government oversight or the regulatory review process.  Currently, the Company is significantly dependent on its commercial agreements with CytoDyn, and the risk of this dependence was amplified by CytoDyn’s October 2022 decision to withdraw its BLA for MDR HIV.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 financial statements included in our 2021 Form 10-K. The interim results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2022 or for any future periods.

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

Basic Income/(Loss) per Share of Common Stock

Basic income per share of Common Stock is calculated by dividing the Company’s net income/(loss) applicable to shareholders of Common Stock by the weighted average number of shares of Common Stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to shareholders of Common Stock by the diluted weighted average number of shares of Common Stock outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 shares of Common Stock authorized, and there were 22,950,000 shares of Common Stock outstanding as of September 30, 2022 and December 31, 2021. The Company had no potential dilutive issuances of shares of Common Stock during the quarter ended September 30, 2022.

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

Revenue Recognition

As of the date of this report, the Company has no revenue generating operations.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the nine months ended September 30, 2022 or the year ended December 31, 2021. Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts payable, accrued liabilities and income taxes payable wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payables wherein the carrying value at the effective interest rate approximates fair value as the interest rate approximates a market rate for similar instruments offered to the Company.

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

ASC 740 also classifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expenses. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Through September 30, 2022, there has been no interest expense or penalties related to unrecognized tax benefits.

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

NOTE 3. STOCKHOLDERS’ EQUITY

As of September 30, 2022, the Company had 80,000,000 authorized shares of Common Stock, of which 22,950,000 shares are issued and outstanding at such date.

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended December 31, 2021, in connection with the sale of a majority stake in the Company by Wookey Search Technologies Corporation (“Wookey”) to Phoenixus in April of 2021, and receipt by Wookey of the proceeds from the sale, Wookey Project Corp. and Wookey forgave the outstanding balances owed to them by the Company and the balance in Due to Related Party was eliminated with a corresponding amount recorded in Other Income for the forgiveness of debt. Vyera Pharmaceuticals, LLC (“Vyera”), has made payments between April of 2021 and the present and SevenScore Pharmaceuticals, LLC (“SevenScore”), each of which are subsidiaries Phoenixus, made payments from April of 2021 until June of 2022 on behalf of the Company, which have been recorded as accounts payable - related party.

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

During the quarter ended September 30, 2022 and the year ended December 31, 2021, a total of $14,327 and $164,874, respectively, were incurred by the Company to Vyera under these service agreements and recorded in accounts payable – related party.

The accounts payable-related party balance was $399,881 and $339,179 as of September 30, 2022 and December 31, 2021, respectively.

Commencing in April of 2022, the Company began making payments directly to its Chief Executive Officer, whereas such payments had previously been made by Vyera. Under the Shared Services Agreements, the Company billed Vyera for services provided during the second and third quarters. The resulting amount which was receivable from Vyera was offset against the amount payable to Vyera reducing the balance of Receivable from Related party to zero as of September 30, 2022.

There was no balance for Receivable from Related Party at December 31, 2021.

On October 8, 2021, the Company issued a convertible promissory note (the “2021 Note”) in the principal amount of $1,500,000 in connection with a loan received from its principal shareholder, Phoenixus, to support clinical development and general expenses. The 2021 Note bears interest at the rate of 3% per annum, payable on maturity or conversion and matures 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into shares of Common Stock at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate. On October 7, 2022, the Company and Phoenixus entered into an Amendment No. 1 to the 2021 Note extending the maturity date from October 7, 2022 to April 7, 2023 (see Note 9 below).

At September 30, 2022 and December 31, 2021, the balance of the 2021 Note, including accrued interest, was $1,544,137 and $1,510,479, respectively.

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

September 30,
	2022	2021
Federal	$-	$-
State	-	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

September 30,
	2022	2021
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

NOTE 6. CONCENTRATION

The Company currently relies on CytoDyn, its commercial partner, for development, manufacture, and supply of all commercial grade quantities of the Product.

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

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

NOTE 9. SUBSEQUENT EVENTS

On October 7, 2022, the Company and Phonexius entered into Amendment No. 1 of the 2021 Note, extending the maturity date from October 7, 2022 to April 7, 2023. All other terms and conditions of the note remain in effect unchanged.

The Company has evaluated events and transactions through the date of this filing to assess the need for potential recognition or disclosure. Based upon this review, the Company did not identify any other subsequent events that require adjustment or disclosure in the financial statements.

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

Business Outlook

Since April 2021, the Company’s business model is focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn which were assigned to the Company in January 2022, the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. Leronlimab is the subject of a Biologics License Application (“BLA”) that has been submitted in part to the U.S. Food and Drug Administration (“FDA”) with an indication to treat Multi-Drug Resistant HIV (“MDR HIV”) infection, with the potential for multiple additional therapeutic indications in HIV. On October 28, 2022, CytoDyn reported that it voluntarily withdrew its leronlimab BLA submission for MDR HIV. CytoDyn reported that its decision to voluntarily withdraw was based on various factors, including system issues related to the quality of the data collection and monitoring of the pivotal clinical trials by the clinical research organization contracted to manage the trials. CytoDyn reported that it intends to continue studying leronlimab in other HIV-related indications, which we would, if approved by the FDA, have the right to commercialize in the United States. Additionally, we are also seeking to acquire or in-license other pharmaceutical products or product candidates, although no products have been identified to date.

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

On October 21, 2021, we submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 in connection with a proposed change of our name to “Rovida Therapeutics, Inc.,” the redomicile of our company from Nevada to Delaware and a change in our stock ticker symbol (the “Corporate Actions”). We believe the Corporate Actions are necessary to more properly align our corporate brand with our current business plans. While the Corporate Actions were denied by FINRA in April 2022 (and subsequently on appeal in August 2022) due to Phoenixus’s former association with Martin Shkreli (“Shkreli") we may revisit the Corporate Actions at such time as factual circumstances relating to Shkreli and Phoenixus merit.

Trends Affecting Our Business

Our industry is highly dynamic and competitive, with technological and scientific innovation paving the way for new products that may transform our industry. We anticipate the recent capital markets downturn in the biotechnology sector to adversely affect our ability to secure additional funding. We do not currently generate revenue from product sales and anticipate we will need additional funding in order to continue our operations at their current levels, to conduct our commercialization activities for leronlimab if it is approved by the FDA, and to pay the costs associated with being a public company, for the next 12 months. To the extent we in-license or acquire additional products or technologies, we will also require additional funding in the future to support our operations. Additional financing may not be available to us on terms that are acceptable or at all.

Of note, we are currently significantly dependent on our commercial agreements with CytoDyn, and the risk of this dependence was amplified by CytoDyn’s October 2022 decision to withdraw its BLA for MDR HIV.

Plan of Operations

We had negative working capital of $1,023,879 as of September 30, 2022. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. We may also require additional funding in the future to acquire or in-license other products or product candidates. In the event we require additional funding, we plan to raise the necessary funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

Comparison of the nine month period ended September 30, 2022 with the nine month period ended September 30, 2021

Revenue

We had no revenue for the nine months ended September 30, 2022, or September 30, 2021, which was the result of a change in business model as Wookey sold the controlling shares to Phoenixus in April of 2021.

Our operating expenses for the nine months ended September 30, 2022 were $610,398, which consisted of $187,215 for legal and professional fees and general and administrative expenses of $423,183. For the nine months ended September 30, 2021, operating expenses were $113,995, which consisted of legal and professional fees of $67,180, and general and administrative expenses of $46,815. The majority of legal and professional fees in the first nine months of 2022 were related to the Assignment and Assumption Agreement of the Commercialization and License Agreement and a Supply Agreement and due diligence related to business development efforts.

Legal and professional expenses for the three and nine months ended September 30, 2022 were $23,107 and $187,216, respectively, compared to $64,121 and $67,180, respectively for the three and nine months ended September 30, 2021. The legal and profession expenses for three and nine months ended September 30, 2022 were primarily due to the Assignment of the License Agreement and Supply Agreement and due diligence related to business development efforts.

General and administrative expenses for the three and nine months ended September 30, 2022 increased to $137,811 and $423,183, respectively, compared to $34,026 and $46,815, respectively, for the three and nine months ended September 30, 2021 primarily related to services provided under Shared Services Agreements.

The Company had a net loss of $644,056 for the nine months ended September 30, 2022, as compared to net loss of $4,972 for the nine months ended September 30, 2021. The net loss for the first nine months of 2021 was the result of operating expenses incurred offset by accounting entries recorded as Other Income in connection with forgiveness of debt by Wookey Project and Wookey Search (both related parties) and reversal of an expense upon cancellation of 1,000,000 shares of stock granted to Gary Allen for services. The increase in net loss in 2022 is due to increased expenses for legal and professional fees and general and administrative expenses as the Company works to execute its new business model and identify business development opportunities.

Liquidity and Capital Resources

The Company’s cash position was $912,751 on September 30, 2022, and $0 on September 30, 2021. The increase in cash is the result of funds received in October of 2021 under a promissory note from the Company’s principal shareholder, Phoenixus, to support clinical development and general expenses. As of September 30, 2022, the Company had current assets of $1,043,640 and current liabilities of $2,067,519 as compared to $1,488,919 and $1,868,742, respectively, as of December 31, 2021. This resulted in negative working capital of $1,023,879 on September 30, 2022, and $379,823 on December 31, 2021.

Net cash (used in) provided by operating activities

For the nine months ended September 30, 2022, net cash used in operating activities amounted to $575,668, as compared to using $0 net cash for the nine months ended September 30, 2021. The increase in net cash used is a result of payments made to third parties for Legal and Professional and General and Administrative expenses.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2022 and 2021.

Net cash used in financing activities

Net cash provided by financing activities was $0 for the nine months ended September 30, 2022 and 2021.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 1 - Summary of Significant Accounting Policies”to the financial statements included elsewhere in this Quarterly Report.

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

Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such are defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2022. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation to determine whether any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022. Except for the matters disclosed in this Report, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

REGNUM CORP.

Date: November 14, 2022	By:	/s/ Anne Kirby
	Name:	Anne Kirby
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert J. Stubblefield
	Name:	Robert J. Stubblefield
	Title:	Chief Financial Officer
(Principal Accounting/Financial Officer)

