Form 10-K
period 2022-12-31
Regnum Corp.
filed 2023-04-17
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the OTC Markets on that date, was $64,800.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 11, 2023 was 22,950,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any such forward-looking statements that are not statements of current or historical facts. It should be understood that it is not possible to predict or identify all factors, future events or circumstances that may have an impact on the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to execute our business strategy in an extremely competitive environment to include identifying and negotiating pharmaceutical development and commercialization partnerships;
●	our ability to establish and scale our business;
●	the need for additional funding;
●	our ability to effectively manage our growth;
●	our ability to compete effectively within our industry, as many of our competitors may have significantly greater financial and operational resources than we do;
●	our ability to attract key personnel, and our ability to retain or recruit officers, key employees or directors;
●	the fact that our majority stockholder may exert significant influence over our business and affairs;
●

our ability to adapt to changes in our industry and in market conditions (including COVID-19 or its variants, inflation, rising interest rates or volatile capital markets), which any of could impair our operations and financial performance;

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

Unless otherwise noted, information contained in this Report concerning economic conditions, our industry, our markets and our competitive position is based on a variety of sources, including information from third-party industry analysts and publications, as well as our own estimates and research. Some of the industry and market data contained in this Report are based on third-party publications. This information contains a number of assumptions, estimates and limitations. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

-ii-

Emerging Growth Company Status and Certain Capitalized Terms

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective December 31, 2023.

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

•

We currently maintain all of our cash and cash equivalents with one financial institution and, therefore, our cash and cash equivalents could be adversely affected if the financial institution in which we hold our cash and cash equivalents fails.

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

ITEM 1. BUSINESS

Overview and Corporate History

Since April 2021, the Company’s business model has been focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn, Inc. (“CytoDyn”) described more fully below, the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. HIV is a virus that attacks the body’s immune system. If HIV is not treated, it can lead to AIDS (acquired immunodeficiency syndrome). Leronlimab is a monoclonal antibody C—C chemokine receptor type 5 (“CCR5”) antagonist, meaning it is designed to prevent HIV from entering human cells. On October 28, 2022, CytoDyn reported that it voluntarily withdrew its leronlimab BLA submission for MDR HIV. CytoDyn reported that its decision to voluntarily withdraw the BLA was based on various factors, including system issues related to the quality of the data collection and monitoring of the pivotal clinical trials by the clinical research organization contracted to manage the trials. CytoDyn reported that it intends to continue studying leronlimab in other HIV-related indications, which the Company would, if approved by the FDA, have the right to commercialize in the United States. Additionally, the Company is also seeking to acquire or in-license other pharmaceutical products or product candidates, although no products have been identified to date. The names “leronlimab” and “PRO 140” are used interchangeably throughout this report.

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

Recent Transactions and Changes of Control

On April 7, 2021, Wookey Search Technologies Corporation (herein “Wookey”), the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 20,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Phoenixus AG (“Phoenixus”), a Swiss holding company which (through its subsidiaries) operates a fully integrated biopharmaceutical company focusing on patients with unmet medical needs. Phoenixus was previously led by Martin Shkreli (“Shkreli”), who for the past several years has been subject to several civil and criminal actions related to his activities (not related to the Company) in the pharmaceutical industry. Mr. Shkreli served five years in prison for his crimes, and by court actions, he has effectively been stripped of his ability to control Phoenixus. Mr. Shkreli’s equity interest in Phoenixus is presently in the process of being sold by a receiver in order to satisfy certain monetary damages owed by Mr. Shkreli arising out of such legal proceedings.

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

On April 15, 2022, Anne Kirby, the Chief Executive Officer of Regnum Corp. (the “Company”), entered into a previously disclosed Indemnification Agreement with Phoenixus AG, the Company’s majority stockholder (the “Indemnification Agreement”). On May 24, 2022, the Company entered into a Public Directors and Officers Liability Full Program insurance policy (the “D&O Insurance Policy”). Upon entry by the Company into the D&O Insurance Policy on May 24, 2022, the Indemnification Agreement was terminated pursuant to the terms thereof, with the D&O Insurance Policy going into effect simultaneously.

On October 28, 2022, CytoDyn announced a voluntary withdrawal of their leronlimab BLA submission for MDR HIV.  In its announcement, CytoDyn indicated that the decision to voluntarily withdraw the BLA was based on various factors, including systemic issues related to the quality of the data collection and monitoring of the pivotal clinical trials by the clinical research organization contracted to manage the trials, resulting in significant concerns with achieving successful BLA approval by the FDA.

CytoDyn further announced that intends to continue studying leronlimab in other HIV-related indications, which Regnum would, if approved by the FDA, have the right to commercialize in the United States.  In addition, Regnum will continue to seek to acquire or in-license other pharmaceutical products or product candidates, although no products have been identified to date.

On May 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SevenScore Pharmaceuticals, LLC, a Delaware limited liability company (“SevenScore”). SevenScore is a subsidiary of Phoenixus. Subsequently, the merger was terminated on September 1, 2021 by mutual agreement of the Company and SevenScore.

The Company submitted a Company Related Action Notification, in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 (the “Corporate Action Notice”) on October 20, 2021, in connection with a proposed change of the Company’s name to “Rovida Therapeutics, Inc.” and change the Company’s trading symbol, as well as to redomicile of the Company from the state of Nevada to the state of Delaware. The Corporate Actions were approved by the board of directors of the Company on October 21, 2021, and were approved by consent of Phoenixus as majority stockholder on October 21, 2021. The Company has been in discussions with FINRA regarding the Corporate Action Notice, and anticipates to effectuate the corporate name change, redomestication, and symbol change immediately following FINRA’s approval of the Corporate Action Notice. However, and in particular due to Mr. Shkreli’s former association with Phoenixus and Phoenixus’ status as our controlling shareholder, no assurances can be given that the Corporate Action Notice will be approved by FINRA.

Planned Commercialization of Leronlimab and Other Company Activities

Vyera Pharmaceuticals, LLC, a subsidiary of Phoenixus (“Vyera”), acquired the marketing rights from CytoDyn for leronlimab in all HIV-related indications through the Commercialization and License Agreement (“CLA”) entered into on December 17, 2019, the terms of which are described below. These rights were later assigned from Vyera to SevenScore and thereafter to the Company on January 3, 2022.

The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. CytoDyn acquired PRO 140 from Progenics in October 2012. In February 2018, CytoDyn announced they had met the primary endpoint in its Phase 3 trial for leronlimab as a combination therapy with highly active antiretroviral therapy (known as HAART) for highly treatment experienced HIV patients and filed the non-clinical portion of the BLA to the FDA in March 2019. CytoDyn filed the clinical and manufacturing portions of the BLA to the FDA in April and May of 2020, respectively. In July 2020, CytoDyn received a Refusal to File letter from the FDA regarding the BLA filing. In November 2021, CytoDyn resubmitted the non-clinical and manufacturing sections of the BLA.  In March 2022, the FDA placed CytoDyn’s HIV trials on partial clinical hold.  On October 28, 2022, CytoDyn reported that it voluntarily withdrew its leronlimab BLA submission for MDR HIV.

Prior to the announcements of the partial clinical hold and BLA withdrawal, the Company was focused on preparing for the commercialization of leronlimab for Multi-Drug Resistant HIV. Efforts included the development of marketing strategies and market access plans, establishing strategic partnerships with specialty pharmacies and patient services companies, and headcount planning.  The Company is prioritizing its efforts on in-licensing or otherwise acquiring other developmental or commercial stage pharmaceutical therapeutics that treat rare and infectious diseases.

Overview of Leronlimab

Leronlimab as a CCR5 Antagonist

The Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all human immunodeficiency virus (“HIV”) indications within the United States. Leronlimab is a monoclonal antibody. The target of leronlimab is the immunologic receptor CCR5. Leronlimab prevents certain strains of HIV from using the CCR5 receptor as an entry gateway for healthy cells.

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

CytoDyn’s HIV-related clinical trials (which are presently on partial clinical hold, as described above) have been designed to demonstrate the proof of concept that leronlimab monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose through a weekly self-injection. Once the viral load is undetectable, administration of leronlimab can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period of time (currently shown to be in excess of six years).

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

Commercialization and License Agreement and Supply Agreement with CytoDyn

Commercialization and License Agreement

On January 3, 2022, the Company, CytoDyn, and SevenScore entered into an Assignment and Assumption Agreement (“Assignment”) of the Commercialization and License Agreement (the “License Agreement”) and a Supply Agreement (the “Supply Agreement”) executed between Vyera and CytoDyn on December 17, 2019. Through the Assignment, the Company acquired the exclusive right to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans (the “Field”) in the United States (the “Territory”). In exchange for these agreements SevenScore received 4,094,023 shares of Common Stock.

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

The Company is obligated to pay CytoDyn potential milestone payments upon certain regulatory and sales-based milestones as follows: $500,000 due upon BLA acceptance and $1,000,000 upon first sale of leronlimab. In addition, during the term of the License Agreement, the Company is obligated to pay CytoDyn a royalty equal to 50% of the Company’s gross profit margin from leronlimab sales (defined in the License Agreement as “Net Sales”) in the Territory. The royalty is subject to reduction during the Royalty Term (as defined below) after patent expiry and expiry of regulatory exclusivity. Following expiration of the Royalty Term, the Company will continue to maintain non-exclusive rights to commercialize leronlimab.

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

Employees

As of December 31, 2022, we had two executive officers, our Chief Executive Officer and our Chief Financial Officer, and no other employees. Until April 14, 2022, our Chief Executive Officer (who is also currently the sole member of our Board of Directors) provided services to us pursuant to shared services agreements described elsewhere in this Report. On April 15, 2022, the Company established a direct employment relationship with our Chief Executive Officer.  Our Chief Financial Officer provides services pursuant to a Consulting Agreement described elsewhere in this Report. The Company has several independent consultants available to assist the Company with the commercial launch of leronlimab, should CytoDyn file and receive approval for an HIV-related indication. However, there can be no assurances that we will be able to identify, attract and retain qualified employees or consultants on acceptable terms in the future.

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

We had negative working capital of $1,160,710 as of December 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate we will need additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company, for the next 12 months. To the extent we in-license or acquire additional products or technologies, we will also require additional funding in the future to support our operations.

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

We currently maintain all of our cash and cash equivalents with one financial institution and, therefore, our cash and cash equivalents could be adversely affected if the financial institution in which we hold our cash and cash equivalents fails.

We currently maintain all of our cash and cash equivalents with one financial institution.  At the current time, our cash balance with such financial institution is in excess of the Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit and, therefore, we may not be able to recover a substantial portion of these cash and cash equivalents, in the event of the failure of such financial institution. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions, in the future, we are currently diversifying our investments by transferring cash not required for immediate use into short-term treasury bills and also considering transferring a portion of our cash and cash equivalents to another financial institution in order to reduce the risks associated with maintaining all of our cash and cash equivalents at one financial institution.  Additionally, we are working with our current financial institution to increase the amount of funds held there that are insured by FDIC Insurance. Notwithstanding these efforts, the failure of one or more of the financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

We have net losses from operations and there is risk related to our ability to continue as a going concern. If we are not able to generate positive cash flow, our business operations may fail.

Since our inception, the Company has incurred operating losses each year due to costs incurred in connection with business development activities and general and administrative expenses associated with our operations. The Company has incurred a net loss of $780,887 for the year ended December 31, 2022 and had an accumulated deficit of $1,202,210 on December 31, 2022. In addition, the Company has a history of losses. These conditions result in risks related to the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and obtain additional funds when needed. We may not be able to generate sufficient revenues to support our operations or continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our securities and our business might fail. The accompanying financial statements do not contain any adjustments for this uncertainty.

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

Under the terms of the Company’s agreement with CytoDyn, the Company has no control of the regulatory approval process for leronlimab. This leaves the Company dependent on CytoDyn for these efforts. Given that there have been regulatory issues associated with the BLA submission for leronlimab leading to withdrawal, there are questions regarding whether leronlimab will be approved by the FDA at all, which would have a material adverse effect on the Company’s prospects and stock price.

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

CytoDyn may fail to comply with its obligations under the BLA and related agreements. Any of the preceding factors could affect CytoDyn’s commitment to, and ability to perform, its obligations under the BLA, which could adversely affect the commercial success of leronlimab. Even if leronlimab is approved for an HIV-related indication, the FDA may require post-marketing studies as part of their product safety surveillance program. CytoDyn, as the BLA holder, will have responsibility for compiling post drug-approval safety and stability data for submission to the FDA and managing the pharmacovigilance program. In the event CytoDyn fails to provide requested information or the data provided is inadequate, the FDA could take action to include label updates or re-evaluation of an approval decision.

The Company’s agreement with CytoDyn requires the Company to make significant milestone, royalty and other payments, which will require additional funding.

The Company owes CytoDyn development and sales milestones as follows: $500,000 due upon BLA acceptance and $1,000,000 upon first sale of leronlimab. Additional sales milestones are due upon cumulative Net Sales for the licensed product equal to $50 million, $100 million, $250 million, $500 million, $750 million, and $1 billion. The Company has very limited cash resources, and even if these milestones are met (of which no assurances can be given), there is a risk that the Company will not have the cash necessary to make payments to CytoDyn, which could lead to the loss of the Company’s rights to commercialize leronlimab.

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

The Company’s current pipeline product candidates is dependent wholly on leronlimab and its various HIV indications. In order to operate a diversified and sustainable business, the Company will need to in-license or acquire additional commercial drugs and clinical programs. The Company may be unable to in-license or acquire such additional commercial drugs and clinical programs on acceptable terms, or at all. This would leave the Company solely dependent on leronlimab, which if not approved would leave the Company with limited business prospects.

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

Our Chief Executive Officer, Anne Kirby, as an employee of Vyera was performing her role for Regnum through the shared services model until entering the Manager and Chief Executive Officer Services Agreement (“Manager Agreement”) with Regnum on April 15, 2022. Under the terms of the Manager Agreement, Anne Kirby continues to serve as the Chief Executive Officer and member of the Board of Regnum and her employment transitioned from Vyera to Regnum. Ms. Kirby continues to offer consulting services to Vyera under the Shared Services Agreement for which Regnum receives payment at an arm’s length mark-up for services rendered.

Ms. Kirby was a party to an Indemnification Agreement entered into with Phoenixus on April 15, 2022.  On May 24, 2022, the Company entered into a D&O Insurance Policy. Upon entry by the Company into the D&O Insurance Policy on May 24, 2022, the Indemnification Agreement was terminated pursuant to the terms thereof, with the D&O Insurance Policy going into effect simultaneously.

On April 7, 2021, Robert Stubblefield and the Company entered into a consulting agreement. On April 22, 2022, the consulting agreement was amended to extend the term of employment to 4 months with the ability to extend up to 12 months in 4-month increments. Pursuant to the agreement, Mr. Stubblefield performs the duties of the Chief Financial Officer for the Company on a part-time basis. In his capacity as the Chief Financial Officer, Mr. Stubblefield is responsible for the accounting and finance function of the Company.

Our majority stockholder currently controls 99% of our voting securities and will in the foreseeable future exert significant influence over our business and operations.

Phoenixus, our majority stockholder, which holds approximately 99% of our outstanding shares of common stock, has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors other than Phoenixus to remove our only current Director. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will have little or no effect on the outcome of corporate decisions. Investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Given Phoenixus’ near total ownership control over the Company, this condition is expected to continue for the foreseeable future.

However, Phoenixus reserves the right, in its discretion but consistent with applicable laws, rules and regulations, to sell all or any portion of its holdings in the Company at any time or from time to time.  Therefore, you should not invest in the Company in reliance of the fact that Phoenixus will continue to control the Company indefinitely or even for an extended period of time.

Martin Shkreli’s reputation could harm the Company and create challenges to the Company’s ability to operate its business.

Martin Shkreli was the founder, Chairman and CEO of Phoenixus AG, the Company’s parent, and founded and led affiliated, Vyera Pharmaceuticals, LLC. While Mr. Shkreli has not had a role on the Board or management team of any of the Company’s affiliates for years, he remained a significant albeit minority shareholder of the Company’s parent and has been subject to several civil and criminal actions related to activities at various hedge funds and in the pharmaceutical industry and served five years in prison for the crimes for which he has been convicted. By court order requiring him to sell his shares in Company’s parent and prohibiting him from voting shares in the meantime, he has effectively been stripped of his ability to control Phoenixus.  Mr. Shkreli’s equity interest in Phoenixus is presently in the process of being sold by a receiver to satisfy monetary damages owed by Mr. Shkreli to a judgement creditor.  His civil penalties also include court orders banning him from participating in the pharmaceutical industry and from serving as an officer or a director of any publicly traded company, in each case for life.

While Mr. Shkreli is not an officer or director of the Company and has no voting power to control the business and affairs of the Company, his negative public reputation and his former association with the Company’s roughly 99% majority stockholder may harm the Company’s reputation, making it more difficult for the Company to raise needed capital or enter into commercial relationships with third parties.  In addition, the Company has faced, and there is a risk that the Company could continue to face, significant challenges with third parties because of negative perceptions and assumptions related to the Company’s association with Mr. Shkreli through Phoenixus, even if those perceptions and assumptions are inaccurate and have been addressed by the Company.  This could make it difficult for the Company to operate successfully as a public company.  All these challenges could have a material adverse effect on the Company’s ability to commence revenue generating operations and the overall viability of the Company’s business plan.

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

Given our relationship with Phoenixus, we were required to establish a shared services arrangement in September 2021, and we must maintain this accounting system and internal control procedures. Inability to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under Part II of this Report, in section called “Item 9A. Controls and Procedures”, as of December 31, 2022, our CEO and CFO determined that our disclosure controls and procedures were effective.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

The commercial success of leronlimab and of any future products will depend in part on acceptance by the medical community, patients, and third-party or governmental payors as medically useful, cost-effective, and safe. Leronlimab and any other products that we and our current and future partners may bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of leronlimab and of any future products will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of the product as well as the timing of entry of competitive products;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, the medical community, and patients of the product as a safe and effective treatment;
•	the convenience of prescribing and initiating patients on the product;
•	the potential and perceived advantages of such product over alternative treatments;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of sales and marketing efforts.

Even if a product displays a favorable efficacy and safety profile in preclinical and clinical studies and receives regulatory approval, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause leronlimab or any future products to be unsuccessful or less successful than anticipated.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our or our collaboration partners’ failure to obtain regulatory approval to market leronlimab, which would harm our business, results of operations and prospects significantly. In addition, even if CytoDyn obtained approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

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

The United States has already enacted, and may in the future enact, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidate profitably, if approved. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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
•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock is quoted on the OTC Pink Open Market under the symbol “RGMP”. The following table sets forth the quarterly high and low daily close for our Common Stock for the two years ended December 31, 2022. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s Common Stock.

	Price Range
	High	Low
Year ended December 31, 2021
First Quarter	$0.43	$0.08
Second Quarter	$1.2	$0.35
Third Quarter	$0.6	$0.2
Fourth Quarter	$0.15	$0.07
Year ended December 31, 2022
First Quarter	$0.76	$0.15
Second Quarter	$0.51	$0.21
Third Quarter	$0.30	$0.15
Fourth Quarter	$0.20	$0.13

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

Holders of Our Common Stock and Preferred Stock

As of April 11, 2023, we had 22,950,000 shares of Common Stock outstanding, held by 3 stockholders of record, and no shares of Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2022.

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

Since April 2021, the Company’s business model has been focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges due to inconvenient dosing or delivery system, tolerability, or cost and accessibility of available therapeutic options. Under certain license and commercial agreements with CytoDyn, the Company’s primary asset is the commercial rights to leronlimab (also known as “PRO 140”) in all HIV indications within the United States.  On October 28, 2022, CytoDyn reported that it voluntarily withdrew its leronlimab BLA submission for MDR HIV.  CytoDyn reported that it intends to continue studying leronlimab in other HIV-related indications, which the Company would, if approved by the FDA, have the right to commercialize in the United States.

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

Plan of Operations

Our current business plan is to commercialize leronlimab if and when it receives approval by the FDA. Since announcements of the partial clinical hold and BLA withdrawal, we are also seeking to acquire or in-license other pharmaceutical products or product candidates. The Company’s business plan changed significantly and materially in April 2021, after the period for which a sizable portion of the financial statements presented hereby cover. As a result, these results do not represent the Company’s potential results in the future.

We had negative working capital of $1,160,710 as of December 31, 2022. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company and, when required, will raise it through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital, it may hurt our ability to grow and to generate future revenues.

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

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

We had no revenue for the years ended December 31, 2022 and December 31, 2021.

Our operating expenses for the year ended December 31, 2022 were $735,835 which consisted of legal and professional fees of $222,657 and general and administrative expenses of $513,178. For the year ended December 31, 2021, our operating expenses were $368,374 which consisted of, legal and professional fees of $162,204 and general and administrative expenses of $206,170. Our operating expenses are primarily due to normal business operations and increased due to legal and professional fees incurred for due diligence reviewing agreements for future activities and general and administrative expenses for business development, shared services, and the addition of insurance coverage for E&O and D&O during 2022.

We had a net loss of $780,887 for the year ended December 31, 2022, compared to net loss of $269,830 for the year ended December 31, 2021. The increase in net loss is due to the increases in legal and professional fees and general and administrative expenses.

Liquidity and Capital Resources

The Company’s cash position was $782,872 at December 31, 2022, compared to $1,488,419 at December 31, 2021. On October 8 of 2021, the company obtained a loan of $1,500,000 from its principal shareholder Phoenixus to support clinical development and general expenses. Prior to that loan, the company’s cash needs were met via payments made on its behalf by Vyera in 2021 which is a related party of the Company, and were recorded as accounts payable – related party. As of December 31, 2022, the Company had current assets of $864,677 and current liabilities of $2,025,387 compared to $1,488,919 and $1,868,742 as of December 31, 2021. This resulted in negative working capital of $1,160,710 at December 31, 2022, and $379,823 at December 31, 2021.

Net cash used in operating activities amounted to $705,547 for the year ended December 31, 2022, compared to using net cash of $11,581 for the year ended December 31, 2021.

Net cash used in investing activities amounted to $0 for the years ended December 31, 2022 and December 31, 2021.

Net cash provided by financing activities was $0 and $1,500,000 for the years ended December 31, 2022 and 2021, respectively.

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

INDEX TO FINANCIAL STATEMENTS

Regnum Corp.

For the Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regnum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regnum Corp. as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes to the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

April 17, 2023

REGNUM CORP.
Balance Sheet

	For the Years Ended
	December 31,
	2022	2021

ASSETS

CURRENT ASSETS

Cash	$782,872	$1,488,419
Accounts receivable	-	-
Prepaid expenses	81,805	500
Total Current Assets	864,677	1,488,919

OTHER ASSETS
Total Other Assets	-	-

TOTAL ASSETS	$864,677	$1,488,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$2,952	$2,000
Accrued expenses	172,218	16,285
Accrued taxes payable	800	800
Account payable - related party	293,938	339,179
Promissory note	1,555,479	1,510,479
Total Current Liabilities	2,025,387	1,868,742

TOTAL LIABILITIES	2,025,387	1,868,742

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings	(1,202,210)	(421,323)

Total Stockholders’ Equity	(1,160,710)	(379,823)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$864,677	$1,488,919

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2022	2021

REVENUES	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Legal and professional fees	222,657	162,204
General and administrative	513,178	206,170
Total Operating Expenses	735,835	368,374

INCOME (LOSS) FROM OPERATIONS	(735,835)	(368,374)

OTHER (INCOME) EXPENSES	(45,000)	98,544

INCOME (LOSS) BEFORE TAXES	(780,835)	(269,830)

INCOME TAX EXPENSE	52	-

NET INCOME (LOSS)	$(780,887)	$(269,830)

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.03)	$(0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,950,000	23,196,575

The accompanying notes are an integral part of these financial statements

REGNUM CORP.
Statements of Stockholders’ Equity (Deficit)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2020	23,950,000	$23,950	$77,150	$(151,493)	$(50,393)

Cancellation of shares of common stock issued for services rendered	(1,000,000)	(1,000)	(58,600)	-	(59,600)

Net loss for the year ended December 31, 2021	-	-	-	(269,830)	(269,830)

Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)
Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)
Net Loss for the Year Ended December 31, 2022				(780,887)	(780,887)
Balance December 31, 2022	22,950,000	22,950	18,550	(1,202,210)	(1,160,710)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021

OPERATING ACTIVITIES
Net income (loss)	$(780,887)	$(269,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Cancellation of) / Issuance of common stock for services	-	(59,600)
Intercompany interest expense	45,000	10,479
Changes in operating assets and liabilities:
Accounts receivable	-	4,500
Prepaid expenses	(81,305)	(500)
Accounts payable	952	(3,523)
Accrued expenses	155,933	16,285
Account payable - related party	(45,240)	290,608

Net Cash Provided By (Used In) Operating Activities	(705,547)	(11,581)

INVESTING ACTIVITIES
Purchase of intangible assets	-	-
Sale of intangible assets	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Net borrowings under promissory note	-	1,500,000
Net Cash Provided by Financing Activities	-	1,500,000
NET INCREASE (DECREASE) IN CASH	(705,547)	1,488,419

CASH AT BEGINNING OF PERIOD	1,488,419	-

CASH AT END OF PERIOD	$782,872	$-

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year-end.

Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters include seeking equity or debt financing (including indebtedness from the Company’s controlling shareholder Phoenixus) and continuing to operate in a cost efficient manner in order to preserve existing cash resources.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 common stock shares authorized at $0.001 par value and 22,950,000 shares of common stock outstanding as of December 31, 2022. The Company had no potential dilutive shares of common stock as of December 31, 2022.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the year ended December 31, 2022. Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts payable, accrued liabilities and income taxes payable wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payable wherein the carrying value at the effective interest rate approximates fair value as the interest rate approximates a market rate for similar instruments offered to the Company.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2022, there has been no interest expense or penalties related to unrecognized tax benefits.

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

3. STOCKHOLDERS’ EQUITY

As of December 31, 2022 and 2021, the Company had authorized 80,000,000 shares of $0.001 par value common stock, of which 22,950,000 shares are issued and outstanding.

On March 3, 2020, the Company issued 1,000,000 shares of common stock for services rendered. The shares were valued at $0.06 per share, based upon the market closing price on the date of issuance. These shares were cancelled on April 1, 2021.

4. RELATED PARTY TRANSACTIONS

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

The Company is party to the following service agreements with Vyera, which is also owned by Phoenixus: Management & Business Consulting Agreement Vyera as service provider, Shared Services Agreement, and Research & Development Services Agreement. Through these agreements, Regnum can receive and provide management level business strategy consulting and G&A support, and Regnum is able to receive R&D services. Services are invoiced to each party at an arm’s length markup.

During 2022, a total of $136,360 was paid by the Company under these service agreements.

Accounts Payable

During the year ended December 31, 2021, in connection with the sale of the Company by Wookey to Phoenixus in April of 2021, and receipt by Wookey of the proceeds from the sale, Wookey Project and Wookey Search forgave the outstanding balances owed to them by the Company and the balance in Due to Related Party was eliminated with a corresponding amount recorded in Other Income for the forgiveness of debt. Vyera and SevenScore made payments on behalf of the Company between April and October of 2021 which were recorded as accounts payable - related party.

The accounts payable-related party balance is $293,938 and $ 339,179 as of December 31, 2022 and December 31, 2021, respectively.

Accounts Receivable

Commencing in April of 2022, the Company began making payments directly to its Chief Executive Officer, whereas such payments had previously been made by Vyera. Under the Shared Services Agreements, the Company billed Vyera for services provided during the second and third quarters. The resulting amount which was receivable from Vyera was offset against the amount payable to Vyera reducing the balance of Receivable from Related party to zero as of December 31, 2022.

There was no balance for Receivable from Related Party as of December 31, 2022.

Notes Payable

On October 8, 2021, the Company received a loan in the principal amount of $1,500,000 from its principal shareholder, Phoenixus to support clinical development and general expenses. The loan is structured as a convertible promissory note and bears interest at the rate of 3% per annum, payable on maturity or conversion. The note will mature 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into common shares of Regnum at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate. To date, no such financing has occurred. On October 7, 2022, Regnum and Phoenixus entered into an Amendment No. 1 to the Note (the “Note Amendment”) to memorialize their agreement to extend the maturity date of the Note from October 7, 2022 to April 7, 2023.  While the maturity date of the note has passed, Phoenixus has not demanded payment nor called an event of default under the note. As of the date of this Report, the parties continue to discuss this matter towards a potential resolution.

At December 31, 2022, the balance of this note, including accrued interest, was $1,555,479.

5. INCOME TAXES

Income tax expense consists of the following:

	December 31,
	2022	2021
Federal	$-	$-
State	52	-
Total	$52	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

	December 31,
	2022	2021
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	52	-
Net operating loss carryforward	-	-
Total	$52	$-

6. CONCENTRATION

The Company currently relies on CytoDyn, its partner for development for leronlimab.

7. CHANGE IN CONTROL OF THE COMPANY

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

8. COMMITEMENTS AND CONTIGENCIES

Contingencies

The Company’s operations are subject to a variety of local, state, and federal regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of April 17, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

9. SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures are effective.

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

Based on its evaluation, our management has concluded that, as of December 31, 2022, our internal controls over financial reporting are effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company. The officers and director of the Company are as follows:

Name	Age	Position

Anne Kirby	41	Chief Executive Officer, President and Director
Robert J. Stubblefield	59	Chief Financial Officer and Treasurer

The business experience of the persons listed above is as follows:

Anne Kirby, Chief Executive Officer, President and Director

Anne Kirby was appointed as the Company’s Chief Executive Officer, President and Director on April 7, 2021. Ms. Kirby has worked in commercial roles in the pharmaceutical industry for eighteen years. From October of 2018 until April of 2021, she served as the Executive Vice President of Commercial & Operations, where she led Marketing, Sales, Market Access and Commercial Operations for Vyera Pharmaceuticals. From October of 2016 until October of 2018, Ms. Kirby served as the Director of Trade and Distribution with a focus on optimizing channel strategy for rare disease products. She has also held various Sales and Marketing positions at Pfizer, Amgen, CNS Therapeutics (acquired by Mallinckrodt) and Innerspace Neuro Solutions. Ms. Kirby holds a Master’s in Business Administration and a Bachelors of Science in Marketing from the University of Akron.

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

Board Meetings; Annual Meeting Attendance

While there were no meetings held during 2022, resolutions were written and adopted for all significant management actions taken during 2022.

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

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended December 31	Compensation ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Anne Kirby, CEO	2022	$204,169		—	—	—	$—	$204,169
Robert J. Stubblefield, CFO	2022	$45,000	(1)	—	—	—	—	$45,000

 ____________

(1)

Mr. Stubblefield is a consultant to the Company and was paid a monthly consulting fee during the year ended December 31, 2022. The total payment made to Mr. Stubblefield for the year ended December 31, 2022 was $45,000.

Amounts paid by the Company for Ms. Kirby and Mr. Stubblefield are presented as compensation in the table above.

Executive Employment Agreements and Arrangements

The Company has been operating a shared services model with Vyera Pharmaceuticals, LLC, a subsidiary of Phoenixus, since September 1, 2021. The relationship was memorialized in a Management & Business Consulting Agreement, a Research & Development Services Agreement, and a Shared Services Agreement (“Shared Services Agreements”) entered into on April 15, 2022. Through the Shared Services Agreements, the Company has access to management consulting services to include business development and commercial activities, research and development services, and support and administrative services at an arm’s length mark-up. During the year ended December 31, 2022, the Company incurred costs related to the Management & Business Consulting Agreement, Research & Development Services Agreement, and Shared Services Agreement of $91,749, $19,799, and $24,811, respectively. We believe the model is favorable for a small, growing company as it allows us to access qualified personnel on an as needed basis maintaining a lean cost structure.

Our Chief Executive Officer, Anne Kirby, as an employee of Vyera was performing her role for Regnum through the shared services model until entering the Manager and Chief Executive Officer Services Agreement (“Manager Agreement”) with Regnum on April 15, 2022. Under the terms of the Manager Agreement, Anne Kirby continues to serve as the Chief Executive Officer and member of the Board of Regnum and her employment transitioned from Vyera to Regnum. Ms. Kirby continues to offer consulting services to Vyera under the Shared Services Agreement for which Regnum receives payment at an arm’s length mark-up for services rendered.

Ms. Kirby was party to an Indemnification Agreement entered into with Phoenixus on April 15, 2022.  On May 24, 2022, the Company entered into a D&O Insurance Policy. Upon entry by the Company into the D&O Insurance Policy on May 24, 2022, the Indemnification Agreement was terminated pursuant to the terms thereof, with the D&O Insurance Policy going into effect simultaneously.

On April 7, 2021, Robert Stubblefield and the Company entered a consulting agreement. Pursuant to the agreement, Mr. Stubblefield performs the duties of Chief Financial Officer for the Company on a part time basis. In his capacity as the Chief Financial Officer, Mr. Stubblefield is responsible for the accounting and finance function of the Company.

Outstanding Equity Awards as of December 31, 2022

There are no outstanding equity awards as of December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 11, 2023 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 22,950,000 shares outstanding as of April 11, 2023, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2023, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Accounting Fees and Services

	2022	2021
Audit Fees	$23,000	$21,000
Audit Related Fees	-	-
Tax Fees	1,148	-
All Other Fees	-	-
TOTAL	$24,148	$21,000

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

2.2

Mutual Termination of the Agreement and Plan of Merger and Mutual Release, dated September 1, 2021, by and between the Company and SevenScore Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.2 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 on the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 2017).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 on the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 2017).
10.1

Commercialization and License Agreement, dated December 17, 2019, by and between Vyera Pharmaceuticals, LLC and CytoDyn Inc. (incorporated by reference to Exhibit 10.1 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

10.2

Supply Agreement, dated December 17, 2019, by and between Vyera Pharmaceuticals, LLC and CytoDyn Inc. (incorporated by reference to Exhibit 10.2 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

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

10.9

Indemnification Agreement, effective as of April 15, 2022, by and among Phoenixus AG and Anne Kirby (incorporated by reference to Exhibit 10.9 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

10.10

Management and Business Consulting Agreement, dated as of April 15, 2022, by and between Vyera Pharmaceuticals, LLC and the Company, wherein Vyera Pharmaceuticals, LLC is the service provider (incorporated by reference to Exhibit 10.10 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

10.11

Shared Services Agreement, effective as of April 15, 2022, by and between Vyera Pharmaceuticals, LLC and the Company (incorporated by reference to Exhibit 10.11 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

10.12

Research and Development Services Agreement, effective as of April 15, 2022, by and between Vyera Pharmaceuticals, LLC and the Company (incorporated by reference to Exhibit 10.12 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

10.13

Manager and Chief Executive Officer Services Agreement, effective as of April 15, 2022, by and between the Company and Anne Kirby (incorporated by reference to Exhibit 10.13 on the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2022).

10.14	Amendment No. 1 to Convertible Promissory Note (incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022).
21.1	Subsidiaries of the Registrant.
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

REGNUM CORP.

Date: April 17, 2023	By:	/s/ Anne Kirby
Anne Kirby
Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Robert J. Stubblefield
Robert J. Stubblefield
Chief Financial Officer
(Principal Accounting/Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anne Kirby	Chief Executive Officer and Sole Director	April 17, 2023
Anne Kirby

