Form 10-Q
period 2023-03-31
Regnum Corp.
filed 2023-05-15
CIK 1716324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal three months ended March 31, 2023

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

As of May 14, 2023, there were 22,950,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REGNUM CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$462,374	$782,872
Prepaid Assets	33,712	81,805
Total Current Assets	496,086	864,677
TOTAL ASSETS	$496,086	$864,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,272	$2,952
Accrued Expenses	62,540	172,218
Accrued Taxes Payable	800	800
Accounts Payable - Related Party	208,029	293,938
Promissory Note	1,566,575	1,555,479
Total Current Liabilities	1,847,216	2,025,387
TOTAL LIABILITIES	$1,847,216	$2,025,387
STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 80,000,000 shares authorized, 22,950,000 Shares issued and outstanding	22,950	22,950
Additional paid-in capital	18,550	18,550
Retained earnings	(1,392,630)	(1,202,210)
Total Stockholders’ Equity	(1,351,130)	(1,160,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,086	$864,677

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

REVENUES	$-	-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Legal and professional fees	51,530	95,097
General and administrative	127,794	182,505

Total Operating Expenses	179,324	277,602

INCOME (LOSS) FROM OPERATIONS	(179,324)	(277,602)

OTHER INCOME (EXPENSES)	(11,096)	-

INCOME (LOSS) BEFORE TAXES	(190,420)	(277,602)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(190,420)	(277,602)

BASIC AND DILUTED INCOME
PER COMMON SHARE	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	22,950,000	22,950,000

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2022	22,950,000	22,950	18,550	(1,202,210)	(1,160,710)
Net loss for the quarter ended March 31, 2023	-	-	-	(190,420)	(190,420)
Balance, March 31, 2023	22,950,000	$22,950	$18,550	$(1,392,630)	$(1,351,130)
Balance, December 31, 2021	22,950,000	22,950	18,550	(421,323)	(379,823)
Net loss for the quarter ended March 31, 2022	-	-	-	(277,602)	(277,602)
Balance March 31, 2022	22,950,000	$22,950	$18,550	$(698,925)	$(657,425)

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

OPERATING ACTIVITIES
Net (loss) income	(190,420)	(277,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Intercompany interest expense	11,096	11,096
Accounts Receivable	-	-

Prepaids	48,093	-
Accounts Payable	6,320	(2,000)
Accrued Expenses	(109,678)	(1,564)
Accounts Payable - Related Party	(85,909)	181,758
Net Cash Used In Operating Activities	(320,498)	(88,312)
INVESTING ACTIVITIES
Net Cash provided by (used in) Investing Activities	-	-
FINANCING ACTIVITIES
Net Cash provided by (used In) Financing Activities	-	-
NET (DECREASE) INCREASE IN CASH	(320,498)	(88,312)
CASH AT BEGINNING OF PERIOD	782,872	1,488,419
CASH AT END OF PERIOD	462,374	1,400,107

The accompanying notes are an integral part of these financial statements.

REGNUM CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023 and DECEMBER 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Regnum Corp. (the “Company” or “Regnum,” “we,” “us,” “our” and similar terminology) was incorporated on March 31, 2016, under the laws of the State of Nevada. The Company was originally formed for the primary business purpose of servicing the demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. Following the acquisition by Phoenixus AG, a Swiss holding company (“Phoenixus”) of approximately 99% of the shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) on April 7, 2021, the Company’s prior business model was abandoned and the Company is currently focused on developing and commercializing therapeutics that treat rare and infectious diseases, specifically in populations that are neglected or face adherence challenges.

The Company submitted a Company Related Action Notification, in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 (the “Corporate Action Notice”) on October 20, 2021, in connection with a proposed change of the Company’s name to “Rovida Therapeutics, Inc.” and change the Company’s trading symbol, as well as to redomicile of the Company from the state of Nevada to the state of Delaware (the “Corporate Actions”). The Corporate Actions were approved by the board of directors of the Company on October 21, 2021, and were approved by consent of Phoenixus as majority stockholder on October 21, 2021. While the Corporate Actions were denied by FINRA in April 2022 (and subsequently denied on appeal in August 2022) due to Phoenixus’s former association with Martin Shkreli (“Shkreli"), the Company may revisit the Corporate Actions at such time as factual circumstances relating to Shkreli and Phoenixus merit.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, contained in the Company’s annual report, as filed with the SEC on Form 10-K on April 17, 2023 (the “2022 Form 10-K”). The December 31, 2022 balance sheet was derived from the audited financial statements of our 2022 Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 financial statements included in our 2022 Form 10-K. The interim results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2023 or for any future periods.

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

Basic Income/(Loss) per Share of Common Stock

Basic income per share of Common Stock is calculated by dividing the Company’s net income/(loss) applicable to shareholders of Common Stock by the weighted average number of shares of Common Stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to shareholders of Common Stock by the diluted weighted average number of shares of Common Stock outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,000,000 shares of Common Stock authorized, and there were 22,950,000 shares of Common Stock outstanding as of March 31, 2023. The Company had no potential dilutive issuances of shares of Common Stock during the quarter ended March 31, 2023.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the three months ended March 31, 2023 or the year ended December 31, 2022. Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts payable, accrued liabilities and income taxes payable wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payable wherein the carrying value at the effective interest rate approximates fair value as the interest rate approximates a market rate for similar instruments offered to the Company.

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

If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through March 31, 2023, there has been no interest expense or penalties related to unrecognized tax benefits.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption of this ASU during the year ended December 31, 2020 had no material impact on the company’s financial statements.

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

NOTE 3. STOCKHOLDERS’ EQUITY

As of March 31, 2023 and December 31, 2022 the Company had 80,000,000 authorized shares of Common Stock, of which 22,950,000 shares are issued and outstanding at such date.

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable

The Company is party to the following service agreements (together, the “Shared Services Agreements”) with Vyera Pharmaceuticals, LLC, a subsidiary of Phoenixus and thus a related parted of the Company (“Vyera”): (i) a Management and Business Consulting Agreement, wherein Vyera is the service provider; (ii) a Shared Services Agreement; and (iii) a Research and Development Services Agreement. Through these agreements, the Company can receive and provide general and administrative support, and the Company is able to receive management level business strategy consulting and research and development services. Services are invoiced to each party at an arm’s length markup.

During the quarter ended March 31, 2023 and the year ended December 31, 2022, a total of $28,224 and $225,936, respectively, were incurred by the Company to Vyera under these service agreements and recorded in accounts payable – related party.

The accounts payable-related party balance was $208,029 and $293,938 as of March 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

Commencing in April of 2022, the Company began making payments directly to its Chief Executive Officer, whereas such payments had previously been made by Vyera. Under the Shared Services Agreements, the Company billed Vyera for services provided during the remainder of 2022. The resulting amount which was receivable from Vyera was offset against the amount payable to Vyera reducing the balance of Receivable from Related party to zero as of September 30, 2022 and has remained zero from that time to the present.

There was no balance for Receivable from Related Party as of March 31, 2023 or December 31, 2022.

Notes Payable

On October 8, 2021, the Company issued a convertible promissory note (the “2021 Note”) in the principal amount of $1,500,000 in connection with a loan received from its principal shareholder, Phoenixus, to support clinical development and general expenses. The 2021 Note bears interest at the rate of 3% per annum, payable on maturity or conversion and matures 365 days following the date of issue, unless earlier repurchased or converted. Phoenixus has an option to convert the principal and interest into shares of Common Stock at $0.40 per share, upon Regnum completing an equity financing of at least an additional $5,000,000 in the aggregate. On October 7, 2022, the Company and Phoenixus entered into an Amendment No. 1 to the 2021 Note extending the maturity date from October 7, 2022 to April 7, 2023.

At March 31, 2023 and December 31, 2022, the balance of the 2021 Note, including accrued interest, was $1,566,575 and $1,555,479, respectively.  While the April 7, 2023 maturity date of the note has passed, Phoenixus has not demanded payment nor called an event of default under the note. As of the date of this Report, the parties continue to discuss this matter towards a mutually agreeable resolution.

 NOTE 5. INCOME TAXES

Income tax expense consists of the following:

March 31,
	2023	2022
Federal	$-	$-
State	-	-
Total	$-	$-

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate applicable to the Company’s level of pretax income as a result of the following:

March 31,
	2023	2022
Federal tax at statutory rate	$-	$-
State taxes, net of federal benefit	-	-
Net operating loss carryforward	-	-
Total	$-	$-

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

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

NOTE 9. SUBSEQUENT EVENTS

On May 9, 2023, Phoenixus and its subsidiaries Vyera, Oakrum Pharma, LLC, SevenScore Pharmaceuticals, LLC, Dermelix Biotherapeutics, LLC, and Orpha Labs AG filed petitions for relief under subchapter V of chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (such petitions, collectively, the “Phoenixus Bankruptcy”).  The Company is presently evaluating the potential impact of the Phoenixus Bankruptcy on the Company, including the potential impact on the Shared Services Agreements and the 2021 Note. The Phoenixus Bankruptcy may also require or otherwise eventuate in a future sale of a portion or all of the Common Stock held by Phoenixus.  However, given that filings for the Phoenixus Bankruptcy were only recently made, the potential impact of the Phoenixus Bankruptcy on the Company is uncertain.

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

These forward-looking statements are based on the current beliefs and expectations of our management, and are subject to significant risks and uncertainties. If the underlying assumptions prove incorrect or unknown risks or uncertainties materialize, actual results could differ materially from our current expectations. These risks and uncertainties include those factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this section. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

Business Overview

Regnum Corp. was incorporated on March 31, 2016, under the laws of the State of Nevada. The Company was formed for a primary business purpose of servicing the increasing demand for premium entertainment content and becoming a depository of unpublished intellectual properties for resale with focus on achieving profitability and sustaining business growth. Following the acquisition by Phoenixus AG, a Swiss holding company (“Phoenixus”), an approximate 99% interest in the Company on April 7, 2021, the Company’s prior business model was abandoned.

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

The Company is party to the following service agreements with Vyera Pharmaceuticals, LLC (“Vyera”), which is a wholly-owned subsidiary of Phoenixus: (i) a Management and Business Consulting Agreement, wherein Vyera is the service provider; (ii) a Shared Services Agreement; and (iii) a Research and Development Services Agreement (collectively, the “Shared Services Agreements”). Through these Shared Services Agreements, Regnum can receive and provide general and administrative support, and Regnum is able to receive management level business strategy consulting and research and development services. Services are invoiced to each party at an arm’s length markup. Disruption or interruption of any of these Shared Services Agreements, while not anticipated, could interfere in continuity of our operations.

On October 21, 2021, we submitted a Company Related Action Notification in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 6490 in connection with a proposed change of our name to “Rovida Therapeutics, Inc.,” the redomicile of our company from Nevada to Delaware and a change in our stock ticker symbol (the “Corporate Actions”). We believe the Corporate Actions are necessary to more properly align our corporate brand with our current business plans. While the Corporate Actions were denied by FINRA in April 2022 (and subsequently denied on appeal in August 2022) due to Phoenixus’s former association with Martin Shkreli (“Shkreli") we may revisit the Corporate Actions at such time as factual circumstances relating to Shkreli and Phoenixus merit.

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

Moreover, on May 9, 2023, Phoenixus and its subsidiaries Vyera, Oakrum Pharma, LLC, SevenScore Pharmaceuticals, LLC, Dermelix Biotherapeutics, LLC, and Orpha Labs AG filed petitions for relief under subchapter V of chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (such petitions, collectively, the “Phoenixus Bankruptcy”).  We are presently evaluating the potential impact of the Phoenixus Bankruptcy on us, including the impact on the Shared Services Agreements and a promissory note issued by us to Phoenixus in the principal amount of $1,500,000, The Phoenixus Bankruptcy may also require or otherwise eventuate in a future sale of a portion or all of our common stock held by Phoenixus.  However, given that filings for the Phoenixus Bankruptcy were only recently made, the potential impact of the Phoenixus Bankruptcy on us is uncertain.

Plan of Operations

We had negative working capital of $1,351,130 as of March 31, 2023. We anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company. We may also require additional funding in the future to acquire or in-license other products or product candidates. In the event we require additional funding, we plan to raise the necessary funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2023 with the three month period ended March 31, 2022

Revenue

We had no revenue for the three months ended March 31, 2023, or March 31, 2022, which was the result of a change in business model when Wookey sold the controlling shares to Phoenixus in April of 2021.

Our operating expenses for the three months ended March 31, 2023 were $179,324, which consisted of $51,530 for legal and professional fees and general and administrative expenses of $127,794. For the three months ended March 31, 2022, operating expenses were $277,602, which consisted of legal and professional fees of $95,097, and general and administrative expenses of $182,505. The majority of legal and professional fees in the first three months of 2023 were related to routine legal expenses and the Corporate Action Notice.  The majority of general and administrative fees in the first three months of 2023 were related to D&O insurance and CEO compensation.

Legal and professional expenses for the three months ended March 31, 2023 were $51,530, compared to $95,097 for the three months ended March 31, 2022. The legal and professional expenses for three months ended March 31, 2023 were lower primarily due to reduced business development costs.

General and administrative expenses for the three months ended March 31, 2023 decreased to $127,794, compared to $182,505 for the three months ended March 31, 2022 primarily related to services provided by the company under Shared Services Agreements.

The Company had a net loss of $190,420 for the three months ended March 31, 2023, as compared to net loss of $277,602 for the three months ended March 31, 2022. The decrease in net loss in the first quarter of 2023 is due to decreased expenses for legal and professional fees and general and administrative expenses.  The Company incurred lower business development costs in the period while assessing the overall acquisition and licensing strategy.  The Company provided services to Phoenixus and charged for them under the Shared Services Agreement resulting in a reduction to general and administrative expenses.

Liquidity and Capital Resources

The Company’s cash position was $462,374 on March 31, 2023, and $782,872 on March 31, 2022. As of March 31, 2023, the Company had current assets of $496,086 and current liabilities of $1,847,216 as compared to $864,677 and $2,025,387, respectively, as of December 31, 2022. This resulted in negative working capital of $1,351,130 on March 31, 2023, and $1,160,710 on December 31, 2022.

Net cash (used in) provided by operating activities

For the three months ended March 31, 2023, net cash used in operating activities amounted to $320,498, as compared to using $88,312 for operating activities for the three months ended March 31, 2022. The increase in net cash used is a result of payments made to third parties for Legal and Professional and General and Administrative expenses.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2023 and 2022.

Net cash (used in) provided by financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2023 and 2022.

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

Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such are defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of March 31, 2023. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation to determine whether any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 15, 2023. Except for the matters disclosed in this Report, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

REGNUM CORP.

Date: May 15, 2023	By:	/s/ Anne Kirby
	Name:	Anne Kirby
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert J. Stubblefield
	Name:	Robert J. Stubblefield
	Title:	Chief Financial Officer
(Principal Accounting/Financial Officer)

